Form 10-Q
period 1996-06-30
GST TELECOMMUNICATIONS INC
filed 1996-08-13
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

                         Commission file number 333-8807
                                                --------

                          GST TELECOMMUNICATIONS, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Canada                                    Not Applicable
- ----------------------------                    ----------------------------
(State or Other Jurisdiction                    (IRS Employer Identification
 of Incorporation or Organization)                        Number)


4317 NE Thurston Way, Vancouver, WA                                  98662
- ---------------------------------------                           ----------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 254-4700
                                                    --------------

                                       N/A
- --------------------------------------------------------------------------------

 (Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.           Yes  /X/    No / /

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 2, 1996 there were outstanding 21,171,048 Common Shares, without par value, of the Registrant.

                          GST TELECOMMUNICATIONS, INC.


                                      INDEX

                                                                         Page(s)
                                                                         ------

                         PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated  Condensed Balance Sheet - June 30, 1996 (unaudited)
         and September 30, 1995                                                2

         Consolidated  Statements of Operations  and Deficit- Three Months
         Ended June 30, 1996 and 1995, Nine Months ended June 30, 1996 and
         1995 (unaudited)                                                      3

         Consolidated Statements of Cash Flows - Nine
         Months Ended June 30, 1996 and 1995 (unaudited)                       4

         Notes to Consolidated Condensed Financial
         Statements (unaudited)                                              5-9


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10-13


                     PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    14

ITEM 6.  Exhibits and Reports on Form 8-K                                     14


SIGNATURES                                                                    15

Part I.  Financial Information

                          GST TELECOMMUNICATIONS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                                                                       June 30, 1996       September 30, 1995 (1)
ASSETS
         Current assets
                 Cash and cash equivalents                                            $ 123,525,660            $   6,024,334
                 Accounts receivable, net                                                 4,603,343                4,305,666
                 Other receivables                                                        6,015,357                     --
                 Notes receivable                                                           828,541                  606,670
                 Investments                                                              5,322,559                  870,624
                 Inventories                                                              1,625,574                  387,089
                 Prepaid expenses and other current assets                                1,807,364                  645,223
                                                                                      -------------            -------------

                      Total current assets                                              143,728,398               12,839,606
                                                                                      -------------            -------------

         Notes receivable                                                                   371,391                  216,912
         Investment in joint venture                                                      1,872,571                2,859,017
         Property, plant and equipment, net                                              73,815,827               36,405,639
         Deferred financing costs, net                                                    9,933,108                1,122,204
         Other assets, net                                                               21,889,525               19,681,496
                                                                                      -------------            -------------

                                                                                      $ 251,610,820            $  73,124,874
                                                                                      =============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities
                 Accounts payable and accrued liabilities                             $  12,640,704            $  12,911,076
                 Deferred revenue                                                           633,371                  372,630
                 Current portion of capital lease obligations                               229,154                  223,242
                 Current portion of long term debt                                        2,641,356                  735,517
                                                                                      -------------            -------------

                      Total current liabilities                                          16,144,585               14,242,465
                                                                                      -------------            -------------

         Deferred compensation                                                              151,365                  151,365
         Capital lease obligation, less current portion                                     599,672                  658,012
         Long term debt, less current portion                                           222,629,125               19,088,407

         Minority interest in subsidiaries                                                3,166,957                3,279,188
                                                                                      -------------            -------------


         Shareholders' equity
                 Common shares                                                           61,227,083               50,166,289
                 Commitment to issue shares                                                 747,026                1,494,051
                 Deficit                                                                (53,054,993)             (15,954,903)
                                                                                      -------------            -------------

                      Total shareholders' equity                                          8,919,116               35,705,437
                                                                                      -------------            -------------

                                                                                      $ 251,610,820            $  73,124,874
                                                                                      =============            =============

(1) The information in this column was derived from the Company's audited financial statements as of September 30, 1995.

            See notes to Consolidated Condensed Financial Statements.

                          GST TELECOMMUNICATIONS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS AND DEFICIT
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (UNAUDITED)

                                                                         Three Months                        Nine Months
                                                                        Ended June 30,                      Ended June 30,
                                                              -------------------------------       --------------------------------

                                                                  1996               1995               1996               1995
                                                              ------------       ------------       ------------       ------------
Revenue:
      Telecommunication services                              $  7,918,222       $  4,516,744       $ 19,452,627       $  5,897,701
      Telecommunication products                                 2,443,558          1,828,753          5,771,530          5,635,174
                                                              ------------       ------------       ------------       ------------
                                                                10,361,780          6,345,497         25,224,157         11,532,875
                                                              ------------       ------------       ------------       ------------
Cost of revenues:
      Telecommunication services                                 8,625,731          4,576,269         20,715,246          6,247,753
      Telecommunication products                                 1,104,963          1,050,046          2,802,829          2,349,896
                                                              ------------       ------------       ------------       ------------
                                                                 9,730,694          5,626,315         23,518,075          8,597,649
                                                              ------------       ------------       ------------       ------------

                                                              ------------       ------------       ------------       ------------
Gross margin                                                       631,086            719,182          1,706,082          2,935,226
                                                              ------------       ------------       ------------       ------------

Operating expenses
      Sales and marketing                                        1,417,585            592,300          3,814,297          1,595,024
      General and administrative                                 7,528,149          3,033,624         16,875,022          5,426,983
      Research and development                                     310,036            296,692            909,689            855,013
      Depreciation and amortization                              2,135,028            580,293          5,385,145          1,304,545
                                                              ------------       ------------       ------------       ------------
                                                                11,390,798          4,502,909         26,984,153          9,181,565
                                                              ------------       ------------       ------------       ------------

 Loss from operations                                          (10,759,712)        (3,783,727)       (25,278,071)        (6,246,339)
                                                              ------------       ------------       ------------       ------------

Other expenses (income)
      Interest income                                           (1,811,741)           (77,794)        (4,208,499)          (223,017)
      Interest expense                                           6,832,436            269,896         14,800,724            338,300
      Loss from joint venture                                      383,139            195,995            986,446            501,606
      Other                                                        510,868            (11,670)           546,528            195,210
                                                              ------------       ------------       ------------       ------------
                                                                 5,914,702            376,427         12,125,199            812,099
                                                              ------------       ------------       ------------       ------------

Loss before income taxes
      and minority interest                                    (16,674,414)        (4,160,154)       (37,403,270)        (7,058,438)
                                                              ------------       ------------       ------------       ------------

      Income tax (expense)benefit                                  (13,470)              --              (31,386)            37,779

      Minority interest in loss of subsidiaries                     95,538            908,806            334,566          1,597,811
                                                              ------------       ------------       ------------       ------------

Net loss                                                      $(16,592,346)      $ (3,251,348)      $(37,100,090)      $ (5,422,848)
                                                              ============       ============       ============       ============

Net loss per common and common
      equivalent share                                        $      (0.86)      $      (0.23)      $      (2.00)      $      (0.42)
                                                              ============       ============       ============       ============

Weighted average common and common
      equivalent shares outstanding                             19,220,694         13,851,622         18,512,988         12,794,329
                                                              ============       ============       ============       ============

            See notes to Consolidated Condensed Financial Statements.

                          GST TELECOMMUNICATIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         JUNE 30, 1996 AND JUNE 30, 1995
                                   (UNAUDITED)

                                                                                                          Nine Months
                                                                                                         Ended June 30,
                                                                                         ------------------------------------------

                                                                                                1996                      1995
                                                                                           -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                   $ (37,100,090)             $  (5,422,848)
Items not involving cash:
     Write off of fixed and other assets                                                         486,000                     31,920
     Minority interest in loss of subsidiaries                                                  (334,566)                (1,597,811)
     Loss from joint venture                                                                     986,446                    501,606
     Amortization of deferred financing costs                                                    518,742                       --
     Accretion of interest                                                                    13,311,749                       --
     Amortization and depreciation                                                             5,698,809                  1,586,881
     Issuance of stock for financing commitments                                                 396,088                       --
Changes in non-cash operating working capital:
     Receivables                                                                              (1,113,292)                (1,796,728)
     Inventory                                                                                (1,238,485)                     4,943
     Prepaid expenses and other                                                               (1,150,197)                  (453,147)
     Accounts payable and accrued liabilities                                                 (1,426,791)                 4,002,608
     Deferred revenue                                                                            233,079                    456,886
                                                                                           -------------              -------------

NET CASH USED IN OPERATING ACTIVITIES                                                        (20,732,508)                (2,685,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party                                                                         (5,576,092)                      --
Acquisition of subsidiaries, net of cash acquired                                                 11,102                    206,510
Purchase of investments                                                                       (4,451,935)                  (897,884)
Acquisition of property and equipment                                                        (40,971,085)               (24,686,791)
Purchase of other assets                                                                      (3,448,571)                  (615,754)
                                                                                           -------------              -------------

NET CASH USED IN INVESTING ACTIVITIES                                                        (54,436,581)               (25,993,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of subsidiary stock                                                                            --                      615,000
Principal payments on capital leases                                                             (52,428)                      --
Advances on notes receivable                                                                        --                    4,396,432
Issuance of common shares                                                                      9,917,681                  8,275,337
Deferred financing costs                                                                      (9,329,646)                  (357,819)
Proceeds from long term debt                                                                 193,109,084                 14,705,123
Principal payments on long term debt                                                            (974,276)                      --
                                                                                           -------------              -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                                  192,670,415                 27,634,073
                                                                                           -------------              -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    117,501,326                 (1,045,536)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               6,024,334                  4,218,593
                                                                                           -------------              -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 123,525,660              $   3,173,057
                                                                                           =============              =============

            See notes to Consolidated Condensed Financial Statements.

                          GST Telecommunications, Inc.
              Notes to Consolidated Condensed Financial Statements
                       (In thousands except share amounts)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 1995, as included in the Company's 1995 Annual Report to Shareholders.

2.       NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

         Net loss per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options and warrants to purchase common shares.

3.       INVENTORIES

         Inventories, net of reserves, stated at the lower of cost or market consist of:

                                       June 30, 1996          September 30, 1995
                                       -------------          ------------------
         Raw Material                  $    436,933             $  316,940
         Work in Progress                   278,093                 70,149
         Finished Goods                     910,548                      -
                                           --------                -------
                  Total Inventories    $  1,625,574             $  387,089
                                          =========                =======

4.       SHAREHOLDERS' EQUITY

         Shares authorized and outstanding are as follows:
                                       June 30, 1996          September 30, 1995
                                       -------------          ------------------
         Common Shares, no par value      21,170,923             18,700,290
         Unlimited number of common
            shares authorized


5.       JOINT VENTURE

         Summary financial information for the Company's 50% proportionate share of the joint venture's revenue and expenses for the nine months ended June 30, 1996 and June 30, 1995, are as follows:

                                       Nine Months Ended      Nine Months Ended
                                         June 30, 1996          June 30, 1995
                                         -------------          -------------
         Revenue                           $      763            $      187
         Costs and expenses                     1,750                   739
                                                -----                  ----
         Net Income/(loss)                 $     (987)           $     (552)
                                               ======                  ====

6.       RELATED PARTY RECEIVABLE

         Other receivables includes a $5.6 million receivable from Magnacom Wireless, LLC, a limited liability company that is 99% owned by Pacwest Network Inc., a company that is 100% owned by the Company's Chief Executive Officer, and 1% owned by the Company's Chief Executive Officer.

7.       SUPPLEMENTAL CASH FLOW INFORMATION

         As a result of acquisitions, the Company recorded $1,406,436 in assets, $1,184,081 in liabilities, and $222,355 in minority interest for the nine months ended June 30, 1996. Due to acquisitions and step-acquisitions, the Company recorded $15,521,422 in assets, $7,440,100 in liabilities, $7,241,077 in common shares and commitments to issue common shares, and net minority interest of $504,873 for the nine months ended June 30, 1995.

8.       RECENT DEVELOPMENTS

         In December 1995, the Company issued $180.0 million in debt securities consisting of $160.0 million in senior discount notes and $20.0 million in convertible senior subordinated discount notes (together, the "Senior Notes"). The Senior Notes accrete to a total value of $351.5 million by December 2001. Payment of interest does not begin until June 15, 2001, and the Senior Notes mature on December 15, 2005. Each of the convertible notes is convertible at the option of the holder into common shares at any time after December 15, 1996. The convertible notes may be automatically converted to common shares if the Company's common shares sustain certain market value levels for 30 consecutive trading days.

         In May 1996, the Company amended its debt agreement with Tomen America, Inc. (Tomen) and eliminated Tomen's right to purchase a 10% equity interest in the development projects to which Tomen provides a project loan. The Company re-purchased Tomen's 10% interest in the Company's San Gabriel Valley, California network for $1.25 million in cash. In connection with future development projects that are funded by Tomen, the Company granted Tomen the right to purchase a number of common shares the aggregate value of which based on their market price would equal 10% of the Company's equity contributions to such development project. In addition, Tomen agreed to provide $16.0 million in debt financing for the Company's Tucson and Albuquerque projects.

GST USA, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS AND DEFICIT
FOR THE PERIOD ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)
(STATED IN U.S. DOLLARS)


9.       GST USA, INC.

                                                                  Three Months                               Nine Months
                                                                  Ended June 30,                            Ended June 30,
                                                        ---------------------------------         ---------------------------------

                                                            1996                 1995                 1996                 1995
                                                        ------------         ------------         ------------         ------------
Revenue                                                 $ 10,361,780         $  6,345,497         $ 25,224,157         $ 11,532,875

Cost of revenue                                            9,730,694            5,626,315           23,518,075            8,597,649

                                                        ------------         ------------         ------------         ------------
Gross margin                                                 631,086              719,182            1,706,082            2,935,226
                                                        ------------         ------------         ------------         ------------

Operating expenses                                         9,930,593            3,978,009           25,038,544            8,137,015

                                                        ------------         ------------         ------------         ------------
    Loss from operations                                  (9,299,507)          (3,258,827)         (23,332,462)          (5,201,789)
                                                        ------------         ------------         ------------         ------------

Other expenses                                             5,064,651              369,607           10,426,573              630,298

    Loss before income taxes
                                                        ------------         ------------         ------------         ------------
         and minority interest                           (14,364,158)          (3,628,434)         (33,759,035)          (5,832,087)
                                                        ------------         ------------         ------------         ------------

Income tax (expense) benefit                                 (27,762)                --                (27,762)              37,779

                                                        ------------         ------------         ------------         ------------
    Loss before minority interest                        (14,391,920)          (3,628,434)         (33,786,797)          (5,794,308)
                                                        ------------         ------------         ------------         ------------

Minority interest                                             95,538              908,806              334,566            1,597,811

                                                        ------------         ------------         ------------         ------------
    Net loss                                            $(14,296,382)        $ (2,719,628)        $(33,452,231)        $ (4,196,497)
                                                        ============         ============         ============         ============

GST USA, INC. (A)
CONSOLIDATED CONDENSED BALANCE SHEET
JUNE 30, 1996 AND SEPTEMBER 30, 1995
(UNAUDITED)
(STATED IN U.S. DOLLARS)


ASSETS                                                                                           1996                        1995
                                                                                             ------------               ------------
Current assets                                                                               $123,865,378               $ 11,414,372

Long term assets                                                                              105,892,662                 60,006,467

                                                                                             ------------               ------------
      TOTAL ASSETS                                                                           $229,758,040               $ 71,420,839
                                                                                             ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                                          $ 15,372,112               $ 13,711,809

Long term liabilities                                                                         201,900,892                 19,645,505

Minority interest                                                                               3,166,957                  3,279,188

                                                                                             ------------               ------------
      Total liabilities                                                                       220,439,961                 36,636,502
                                                                                             ------------               ------------

                                                                                             ------------               ------------
      Total stockholders' equity                                                                9,318,079                 34,784,337
                                                                                             ------------               ------------

                                                                                             ------------               ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $229,758,040               $ 71,420,839
                                                                                             ============               ============


(A) GST USA, Inc. ("GUS") is a wholly-owned subsidiary of the Company. The summarized financial information of GUS is for the nine months ended June 30, 1996 and the comparable 1995 period. The total outstanding indebtedness of GUS includes its senior discount notes with an accreted value of $ 171,834,162 million as of June 30, 1996, which the Company fully and unconditionally has guaranteed. Separate financial statements and other disclosures concerning GUS are not presented because management has determined that they would not be material to investors.

GST USA, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)
(STATED IN U.S. DOLLARS)

                                                                                                1996                        1995
                                                                                          -------------               -------------

Operations:

Loss for the period                                                                       $ (34,034,952)              $  (4,196,497)

      Items not involving cash                                                               19,135,910                     517,696

      Changes in working capital                                                             (3,744,203)                  2,011,757

                                                                                          -------------               -------------
Cash used in operations                                                                     (18,643,245)                 (1,667,044)
                                                                                          -------------               -------------

Cash used in investing activities                                                           (53,945,059)                (25,976,513)
                                                                                          -------------               -------------
Cash provided by financing activities                                                       172,474,657                  29,193,336
                                                                                          -------------               -------------

Increase in cash and cash equivalents                                                        99,886,353                   1,549,779

Cash and cash equivalents, beginning of period                                                3,893,676                   1,309,788

                                                                                          -------------               -------------
Cash and cash equivalents, end of period                                                  $ 103,780,029               $   2,859,567
                                                                                          =============               =============

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed herein.

OVERVIEW

         GST Telecommunications, Inc. (the "Company") provides a broad range of integrated telecommunications products and services, primarily to customers located in the western continental United States and Hawaii. Since inception, as a facilities-based competitive access provider ("CAP"), the Company has constructed and operates state-of-the-art, digital telecommunications networks that provide an alternative to incumbent local exchange companies. The Company has expanded beyond the scope of traditional CAP operations into competitive local exchange carrier ("CLEC") services and currently provides a range of enhanced telecommunications services that include long distance, Internet access and data services. In addition, the Company expects to offer switched access and local dial tone services to complement its existing telecommunications service offerings. The Company also manufactures telecommunications switching equipment and network management and billing systems through its wholly owned subsidiary, National Applied Computer Technologies, Inc. ("NACT").

         The Company's fiber optic networks currently serve 12 cities in California, Arizona and New Mexico and its digital microwave network serves four of the Hawaiian Islands. In addition, the Company has networks in various stages of development that would serve 23 additional cities in California, Washington, Idaho, Utah, Nevada, Texas, two additional Hawaiian Islands and Mexico.

         The  Telecommunications  Act  of  1996  and  several  state  regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. As a result of these regulatory changes, the Company will be permitted to provide local dial tone in addition to interstate and intrastate switched access services. Management believes that the Company has an opportunity to leverage its network infrastructure and service capabilities to expand the Company's addressable market and improve its opportunity to participate, on a regional basis, in both the local and long distance telecommunications markets in the United States. In order to capitalize on these opportunities, the Company has accelerated the development and construction of additional networks within its region and intends to install nine high capacity digital switches in the latter part of 1996.

RESULTS OF OPERATIONS

         REVENUES. Total revenues for the three and nine month periods ended June 30, 1996 increased $4.0 million, or 63.3%, and $13.7 million, or 118.7%, respectively, over the comparable three and nine month periods ended June 30, 1995. Telecommunications services revenues for the three and nine month periods ended June 30, 1996 increased $3.4 million, or 75.3%, and $13.6 million, or 229.8%, respectively, over the comparable periods in the previous year. Telecommunications services revenues increased primarily as a result of wholesale and long distance service revenues, including revenues from International Telemanagement Group, Inc., which was acquired May 1, 1995. The increase in telecommunications services revenues also was attributable to increased CLEC service revenues generated by the Company's networks. Telecommunications products revenues for the three and nine month periods ended June 30, 1996 increased $.6 million, or 33.6%, and $.1 million, or 2.4%, respectively, over the comparable periods in the previous year. The increases in telecommunications product revenues resulted from the introduction of NACT's new switch in April 1996. The Company anticipates that its telecommunications services revenues will continue to represent an increasingly larger percentage of the Company's consolidated revenues as the Company continues to expand its networks and broaden its service offerings.

         COST OF REVENUES. Total cost of revenues for the three and nine month periods ended June 30, 1996 increased $4.1 million, or 73.0%, and $14.9 million, or 173.5%, respectively, over the comparable three and nine month periods ended June 30, 1995. Cost of telecommunications services revenues was 108.9% and 106.5% of telecommunications services revenues for the three and nine months ended June 30, 1996 compared to 101.3% and 105.9% of telecommunications services revenues for the comparable periods in the previous year. The Company expects that cost of telecommunication services revenues will decrease as the Company expands its telecommunications services businesses and builds its customer base. Telecommunications products cost of revenues was 45.2% and 48.6% of telecommunications products revenues for the three and nine month periods ended June 30, 1996 compared to 46.1% and 41.7% for the comparable periods of the previous year. The increase in products cost of revenues for the nine months ended June 30, 1996 as compared to the same period in the previous year resulted from a delay in the introduction of NACT's new switch. Telecommunications products gross margins improved in the third quarter of 1996 as a result of the introduction of the new switch.

         OPERATING EXPENSES. Total operating expenses for the three and nine month periods ended June 30, 1996 increased $6.9 million, or 153.0%, and $17.8 million, or 193.9%, respectively, over the comparable three and nine month periods ended June 30, 1995. The increases are primarily the result of higher salary and benefit costs incurred as the Company continues to add a significant number of sales, marketing and management personnel; general and administrative expenses for the three and nine months ended June 30, 1996 increased $4.5 million, or 148.2% and $11.4 million, or 210.0%, respectively, over the comparable periods in the previous year while sales and marketing costs increased $.8 million, or 139.3%, and $2.2 million, or 139.1%, over the same periods. The Company expects salary and benefit costs to continue to increase as it expands its network operations. Depreciation and amortization for the three and nine month periods ended June 30, 1996 increased $1.6 million, or 267.9%, and $4.1 million, or 312.8%, respectively, over the comparable prior year periods principally due to increased depreciation resulting from newly constructed networks becoming operational. The Company expects that depreciation will continue to increase as it expands its networks and broadens its customer base. Research and development costs incurred at NACT increased slightly due to the development of the new switch.

         OTHER EXPENSES. Other expenses for the three and nine month periods ended June 30, 1996 increased $5.5 million, or 1,471.3%, and $11.3 million, or 1,393.1%, respectively, over the comparable three and nine month periods ended June 30, 1995. The increase is principally the result of additional interest expense associated with the Senior Notes issued in December 1995. To a lesser extent, the increase is also the result of increased losses from joint ventures attributable to the operations of Phoenix Fiber Access, Inc. These increases were partially offset by the interest income resulting from the investment of the proceeds of the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating and net losses as a result of the development and operation of its networks. The Company expects that such losses will continue to increase as the Company emphasizes the development, construction and expansion of its networks and builds its customer base and that cash provided by operations will not be sufficient to fund the expansion of its networks and services. The Company has financed, and expects to continue to finance, its capital expenditures, acquisitions and working capital requirements primarily through the sale of equity and debt securities.

         The Company completed a $180.0 million debt offering in December 1995, consisting of $160.0 million in senior discount notes and $20.0 million in convertible senior subordinated discount notes. The net proceeds from the issuance of the notes, $171.3 million, are being used to fund network development, capital expenditures and working capital requirements. The indentures governing the Senior Notes include restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by the Company, investment in certain subsidiaries and the payment of dividends.

         In October 1994, the Company and Tomen America, Inc. (together with its affiliates, "Tomen") entered into agreements (the "Tomen Facility") pursuant to which Tomen agreed to make available up to a total of $100.0 million of financing for competitive access network construction and development. Tomen has a right of first refusal to finance each network project up to the limit of the Tomen Facility. To date, Tomen has provided, or agreed to provide, $34.5 million in debt financing under the Tomen Facility for the Company's network projects in Southern California, Tucson and Albuquerque. Approximately $42 million of additional financing proposals have been submitted to Tomen for approval. On May 24, 1996, Tomen purchased 1,074,074 common shares and warrants to purchase 546,155 additional common shares.

         Net cash used by operating activities for the nine months ended June 30, 1996, $20.7 million, primarily results from the development and operation of the Company's networks. With the exception of NACT, the Company does not generate positive EBITDA from its operating activities. The Company intends to retain the cash flow derived from NACT'S operations to fund NACT's expanded research and development, manufacturing, sales and marketing.

         Net cash used by investing activities for the nine months ended June 30, 1996, $54.4 million, relates primarily to the development and construction of the Company's networks.

         Net cash provided by financing activities for the nine months ended June 30, 1996, $192.7 million, primarily results from the proceeds of the Senior Notes and borrowings under the Tomen Facility, offset by $9.3 million in financing costs. Additionally, equity issuances of $9.9 million contributed to cash provided by financing activities.

         Capital expenditures for the nine months ended June 30, 1996 and 1995 were $44.0 million and $23.5 million, respectively. The Company estimates capital expenditures of $125.0 million, $225.0 million and $50.0 million for the fiscal years ending September 30, 1996, 1997, and 1998, respectively. These expenditures will be utilized for the expansion, development and construction of the Company's networks, the acquisition and deployment of switches and related equipment to facilitate the offering of advanced telecommunications services and internal management and accounting systems. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur increasing operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors beyond the Company's control, including the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of capital.

         The Company is in the process of negotiating with equipment manufacturers for approximately $315.0 million of financing. There can be no assurance that any such equipment financing will be available to the Company on acceptable terms or at all.

         At June 30, 1996, the Company had cash, cash equivalents and investments of $128.8 million, compared to $6.9 million at September 30, 1995. Management believes that the cash on hand and borrowings expected to be available under both the Tomen Facility and the equipment financing being negotiated, will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses through June 1997. Subject to market conditions, the Company expects to raise additional capital in 1996 through the sale of equity and/or debt securities. In the event that the Company's plans or assumptions change or prove to be inaccurate, or its cash resources, together with borrowings under the Tomen Facility and other financing arrangements prove to be insufficient to fund the Company's growth and operations, or if financing under the Tomen Facility or such other financing is not available or if the Company successfully consummates any acquisitions, the Company may be required to seek additional sources of capital sooner than currently anticipated. There can be no assurance that the Tomen Facility or other financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company. Failure to obtain such financing would result in the delay or abandonment of some or all of the Company's development or expansion plans, which could have material adverse effect on the Company's business.

         The Company's ability to declare or pay cash dividends, if any, is dependent upon the ability of the Company's present and future subsidiaries to declare and pay dividends or otherwise transfer funds to the Company, because the Company conducts its operations entirely through subsidiaries. Pursuant to a credit agreement under the Tomen Facility, the Company's subsidiaries that own and operate the San Gabriel Valley, California, Tucson, Arizona and Albuquerque, New Mexico competitive access networks may not pay any dividends or make any distributions on its capital stock to its shareholders. Subsequent network financings under the Tomen Facility are expected to include similar prohibitions.

                           PART II: OTHER INFORMATION

ITEM 1.           Legal Proceedings

         Reference is made to ITEM 3. LEGAL PROCEEDINGS of the Company's Annual Report on Form 20-F for the fiscal year ended September 30, 1995, and to the description therein of an action commenced by Aerotel, Ltd. and Aerotel U.S.A., Inc. against the Registrant's wholly-owned subsidiary, National Applied Computer Technologies, Inc. ("NACT") and a customer of NACT in the United States District Court, Southern District of New York. On May 3, 1996, NACT served a motion for summary judgment. No date has been set by the court for hearing thereon.


ITEM 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits
                Exhibit 27: Financial Data Schedule

         (b)  Reports on Form 8-K
                None.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





                                  GST TELECOMMUNICATIONS, INC.
                                  (Registrant)

                                  /s/ Robert H. Hanson
                                  --------------------------------
                                  Robert H. Hanson,
                                  (Senior Vice President and Chief
                                  Financial Officer)




Date:  August 13, 1996