Form 10-K
period 1996-09-30
GST TELECOMMUNICATIONS INC
filed 1996-12-30
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  ----------

                         Commission file number 1-12866

                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Canada                                       N/A
  -------------------------------------        ---------------------------------
     (State or other jurisdiction of              (IRS Employer Identification
      incorporation or organization                          Number)

               4317 N.E. Thurston Way, Vancouver, Washington 98662
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices)    (Zip Code)

       Registrant's telephone number, including area code: (360) 254-4700

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
           Title of Each Class                         on Which Registered
           -------------------                         -------------------
    Common Shares, without par value                 American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X   No
                                                     ------  ------

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                  The  aggregate  market  value  at  December  27,  1996  of the
Registrant's Common Shares, without par value (based upon the closing price of $8 5/16 per share of such Shares on the American Stock Exchange), held by non-affiliates of the Registrant was approximately $158,925,416. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 20, 1996, there were outstanding 22,045,638 of the Registrant's Common Shares, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain portions of the Registrant's definitive proxy statement to be filed not later than January 28, 1997 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

ITEM 1.   BUSINESS

OVERVIEW

         GST Telecommunications, Inc. (the "Company") provides a broad range of integrated telecommunications products and services, primarily to customers located in the western continental United States and Hawaii. Since inception as a facilities-based competitive access provider ("CAP"), the Company has constructed and operated digital interconnected telecommunications networks that provide an alternative to local exchange carriers ("LECs"). The Company has expanded beyond the scope of traditional CAP operations into competitive local exchange carrier ("CLEC") services and currently provides, through its established sales channels, a range of enhanced telecommunications services that include long distance, Internet access and data services. In addition, the Company provides switched access and recently began to offer local dial tone services to complement its existing telecommunications service offerings. The Company also provides advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities through its subsidiary, NACT Telecommunications, Inc. ("NACT").

         The Company's fiber optic networks currently serve 24 cities in Arizona, California, New Mexico and Washington and its digital microwave networks serve four of the Hawaiian Islands. In addition, the Company has 18 networks under construction and other networks in various stages of development.

         The Telecommunications Act of 1996 (the "Telecommunications Act") and state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. As a result of these regulatory changes, the Company is permitted in certain states to provide local dial tone in addition to its existing telecommunications service offerings. In order to capitalize on these opportunities, the Company has accelerated the development and construction of additional networks within its region. In addition, to facilitate the provision of local services, the Company has deployed four high capacity digital switches and intends to deploy additional switches in the first half of 1997.

TELECOMMUNICATIONS NETWORKS

         The Company's network strategy is to continue to develop and expand its network infrastructure to ultimately assemble, through a combination of owned and leased facilities and joint ventures, an integrated regional network for the on-net provision of CLEC services, including local, long distance, Internet access and data services. The Company will continue to focus on the western United States in order to take advantage of its strategically advantageous position in California and Hawaii and the substantial telecommunications traffic that exists among the western United States, Mexico, the Pacific Rim and western Canada.

         The Company's networks comprise fiber optic cables, microwave or other wireless facilities, integrated switching facilities, advanced electronics, data switching equipment, transmission equipment and associated wiring and equipment. The Company typically designs a ring architecture with connectivity to LEC central offices, points-of-presence ("POPs") of long distance carriers and large concentrations of telecommunication intensive end-users.

         At December 15, 1996, (i) in California, the Company had operational networks in Northern California (Concord, Hayward, Pleasanton, San Ramon, Mare Island and Walnut Creek), Southern California (Bloomington, Loma Linda, Rialto, Riverside, San Bernardino, City of Industry, Monterey Park, Anaheim and Ontario) and the San Joaquin Valley (Coalinga, Fresno, Bakersfield and Taft); (ii) in Hawaii, the Company had operational networks on Hawaii, Maui, Molokai and Oahu;
(iii) in Arizona, the Company had an operational network in Tucson and owned 50% of Phoenix Fiber Access, Inc. ("Phoenix Fiber") which had an operational network in Phoenix; (iv) in New Mexico, the Company had an operational network in Albuquerque; and (v) in Washington, the Company had operational networks in Spokane and Vancouver. In addition, the Company is constructing an inter-island fiber optic network that will connect six of the Hawaiian Islands and fiber optic networks on the islands of Hawaii, Maui and Oahu.

         The Company's decision to construct a network in a particular locale is preceded by a review of the area's demographic, economic, competitive and telecommunications requirements. The characteristics examined include location and concentration of potential business, governmental and institutional end-users, the locale's economic prospects, information regarding demand for the various services offered by the Company and actual and potential LECs, CLEC and other competitors. Market demand is estimated using market research conducted by the Company and from information such as demand sets provided by interexchange carriers ("IXCs").

         If the locale's characteristics are deemed to warrant development activities, the Company, with the assistance of engineering consultants, designs a network that will connect the largest practicable concentration of potential end-users, IXCs, POPs and LEC central offices. The Company initiates discussions simultaneously with municipal officials, rights-of-way providers, IXCs and potential end-users and prepares estimates of the costs of fiber optic cable, transmission, switching and other electronic equipment, engineering design and construction, rights-of-way and structural access. Concurrently, estimates of potential network revenues and profitability are prepared and are compared with estimated costs to determine whether the projected rate of return justifies construction. If the projected rate of return meets the Company's guidelines, a detailed financial and business plan is prepared.

         The construction of a network requires that the Company obtain municipal franchise and other permits. These rights are frequently the subject of non-exclusive agreements of finite duration providing for the payment of fees. In addition, the Company must secure rights-of-way and other access which are typically provided under non-exclusive multi-year agreements, which generally contain renewal options. Generally, these rights are obtained from utilities, LECs, other CLECs, railroads and IXCs. The Telecommunications Act requires most utilities to afford access to rights-of-way to CLECs on non-discriminatory terms and conditions and at reasonable costs.

         The Company's requirements for a planned network are communicated to an engineering firm that finalizes the route and completes the network's design. Independent construction and installation contractors are selected through a competitive bidding process. The Company's own personnel supervise the construction, negotiate required contracts, and test and verify the network components. Cable, equipment and supplies required for the networks are available from a variety of sources at competitive rates.

         The construction period of a new network varies depending upon such factors as the number of backbone route miles to be installed, the initial number of buildings targeted for connection to the network backbone and the general deployment of the network backbone. Construction is planned to allow revenue-generating operations to commence prior to the completion of the entire network backbone. After installing the network backbone, extensions to additional buildings and expansions to other regions of a metropolitan area are evaluated, based on detailed assessments of market potential. Based upon the Company's experience with its operational networks, the Company believes that generally a new fiber optic network can be commercially operational within four to five months after construction commences.

         The successful implementation of the Company's network strategy is best evidenced in the States of California and Hawaii. In California, the Company holds two Certificates of Public Convenience and Necessity ("CPCNs") from the California Public Utilities Commission ("CPUC"), which allows the Company to install its fiber optic cable along existing public utility corridors, and has a statewide pole attachment agreement, which enables the Company to expand its infrastructure without the delays typically experienced in obtaining individual licenses and rights-of-way. The Company has begun to interconnect each of its operational California and Hawaiian networks to allow the on-net provision of the Company's services throughout each State. In Hawaii, the Company operates a digital microwave network and has recently entered into a network interconnection agreement with GTE Hawaiian Telephone Company ("GTE"), the dominant service provider in the Hawaiian Islands, that is subject to regulatory approval. The Company is the only authorized provider of statewide full local dial tone services other than GTE. The Company is also supplementing its microwave network with terrestrial fiber optic facilities and has begun deployment of an inter-island fiber network to extend its services throughout the State. The Hawaii Public Utilities Commission (the "HPUC") has authorized a subsidiary of the Company to expand its authority to include local exchange services in competition with GTE. Deployment of local exchange services on other than a resale basis or through the purchase from GTE of unbundled network elements are dependent upon HPUC approval of the interconnection agreement recently entered into between the Company and GTE and the installation of necessary facilities and equipment. The Company has also recently completed pole attachment and audit occupancy agreements with GTE. The Company recently completed a rights-of-way agreement with Hawaiian Electric Company relating to all islands other than Kauai, which will facilitate this network deployment.

TELECOMMUNICATIONS SERVICES

         In conjunction with its network expansion, the Company has developed a strategy to leverage its existing infrastructure by providing a wide range of integrated local and long distance telecommunications services to meet the voice and data needs of its end-user customers. The Company intends to continue to primarily focus on business, government and academic end-users within its region that have significant telecommunications requirements. To meet these customers' needs, the Company offers a number of CLEC services including:

         LOCAL SERVICES

         Local services involve the transmission of voice, video or data to long distance carrier-specified or end- user-specified termination sites (by manually or electronically dialing a telephone number). By contrast, the special access services currently provided by the Company and other CLECs involve a fixed communications link or "pipe," usually between a specific end-user and a specific long distance carrier's POP. With a switch, it is possible for the Company to direct a long distance carrier's traffic to any end-user whether or not the end-user is connected to the Company's network. Under current federal regulations, the Company is permitted to provide a full range of interstate switched access and enhanced services. In addition, a switch gives the Company the technological capability to provide the full range of local telephone services, although state authority may be necessary for intrastate service offerings.

         To facilitate the provision of local services, the Company has deployed four switches for switched access as well as local dial tone and enhanced services and intends to deploy additional switches in the first half of 1997. The Company plans to continue to install switching equipment in its operational networks, in markets where it is constructing networks and in certain other cities where the Company will rely on LEC facilities for transmission. Once each switch is operational, the Company expects to begin providing, where regulatory conditions permit, local dial tone, in addition to enhanced services such as ISDN, Centrex, voice mail and other custom calling features.

         LONG DISTANCE SERVICES

         The Company offers enhanced long distance services, such as toll free, private line, calling card, prepaid calling card and international call back services to end-users, agents and other carriers. The Company supplies long distance services pursuant to resale agreements that enable it to utilize the network facilities of major long distance carriers such as AT&T Corp. ("AT&T") and MCI Communications Corporation ("MCI"). The Company's current customer base encompasses primarily business customers purchasing between $200 and $15,000 of service per month. The Company has recently expanded its long distance products and services through the acquisition of Call America Business Communications Corporation and its affiliated companies (collectively "Call America"), TotalNet Communications Inc. ("TotalNet") and certain assets of Texas-Ohio Communications, Inc. and affiliated companies (collectively, "Texas-Ohio").

         CALL AMERICA. The Company has entered into an agreement and plan of merger with Call America, pursuant to which the Company would acquire 100% of Call America by means of a merger, for a purchase price of 1,307,692 common shares with no par value of the Company (the "Common Shares"), subject to a post closing adjustment of additional Common Shares if, 180 days after the effective time of the merger, the market price of the Common Shares is less than $12.50 per share. The maximum number of additional Common Shares to be issued pursuant to the post closing adjustment is 114,489. The consummation of the merger is contingent upon obtaining certain required consents and approvals, including regulatory approvals, which are expected to be received by the end of 1996. Call America, which is based in San Luis Obispo, California, is a facilities-based long distance reseller that provides switched long distance, voice mail, operator services, paging, Internet access, wireless messaging, e-mail and other services to approximately 8,000 customers in the three-county area of San Luis Obispo, Santa Barbara and Ventura counties.

         TOTALNET. The Company acquired TotalNet for a purchase price of approximately $8.7 million, payable entirely in Common Shares to the former shareholders of TotalNet in two installments. Sixty percent of the purchase price (approximately $5.2 million), for a total of 481,391 Common Shares valued at $10.90 per share, was paid on October 17, 1996 and the remaining 40% of the purchase price (approximately $3.5 million) is payable in Common Shares on October 17, 1997, based on the market value of the Common Shares at such time but in no event less than $7.63 per share, or more than $20.00 per share. TotalNet, which is based in Houston, Texas, is both a facilities-based carrier and a switchless reseller of long distance services. TotalNet provides 1+, toll-free "800," operator-assisted and calling card services to approximately 3,500 small to medium sized businesses in the Houston metropolitan area.

         TEXAS-OHIO. The Company acquired certain assets of Texas-Ohio in exchange for $589,704 and the assumption of certain liabilities. Texas-Ohio is a full-service long distance reseller that provides its customers with 1+, toll-free "800," operator-assisted and calling card services. Texas-Ohio specializes in enhanced calling card services. Texas Ohio provides its long distance services to 26 agents and resellers nationwide who market these products to over 2,500 customers. Texas Ohio's electronic order entry system is unique to the industry and allows agents to enroll and service its customers on-line. Additionally, the Company has an experienced customer service department that is fully operational 24 hours a day, seven days a week.

         INTERNET SERVICES

         In March 1996, the Company acquired Reservations, Inc. d/b/a Hawaii On Line ("Hawaii On Line"), the largest Internet access provider in Hawaii, and has since increased the number of Hawaii On Line's customers from approximately 4,900 to approximately 12,000. The Company is also presently providing Internet services to customers in Portland and Vancouver (Washington). In addition to providing Internet access, the Company offers electronic interchange services through its recently acquired LightYear division, WorldWide Web development and hosting and other Internet services and is also developing various Internet software applications. Management believes that these services will become an important component of the Company's overall product offerings and will permit the Company to leverage its existing infrastructure. The Company intends to continue to expand its Internet access and service business to other markets.

         DATA SERVICES

         The Company offers national and international frame relay services on its own frame relay network and through an interconnection agreement with Intermedia Communications Inc. ("Intermedia"). Under this agreement, the Company and Intermedia have agreed to link their data networks and terminate one another's traffic. The Company currently offers frame relay services in most major markets in the United States, with a focus on the markets located in the western part of the country.

         The Company is developing metropolitan area networks leveraging off its fiber, wireless, microwave and other transport facilities. These networks will be used to offer services such as high speed LAN connectivity service with access rates ranging from 10 to 100 Mbps, video conferencing, multi-media networking and high capacity access to the Internet.

         The Company's data networks are monitored by its network control center, 24 hours a day, 7 days a week. The Company intends to provide its customers monthly network management reports that would allow users to track the performance of their virtual private network. Customer network management support will permit customers to monitor and tailor their virtual network as desired with a communication link into the Company's network management systems.

         National and international frame relay connectivity are achieved with individual network-to-network interface ("NNI") agreements with Intermedia and other telecommunications carriers. In addition to dedicated local loop access to the Company's frame relay network, the Company has established frame relay NNIs with PacBell, U S West Communications, Inc. ("U S West"), SBC Communications Corporation and GTE Corporation and its affiliated companies (collectively, the "GTE Companies") to provide frame relay services.

         SHARED TENANT SERVICES

         The Company offers shared tenant services to large apartment communities in New Mexico, Oregon, Utah and Washington. Shared tenant services include resold dial tone, long distance, voice mail, calling features, calling cards, cable television, home alarm service and Internet access. The Company recently expanded its shared tenant services business through the acquisition of Tri-Star Residential Communication Corp. ("Tri-Star"), a Washington-based shared tenant services provider. The Company acquired Tri-Star on September 19, 1996 for a purchase price of $2,417,150, payable entirely in Common Shares, in eight quarterly installments.

         The Company provides dial tone service through on-site PBX telephone systems located within each apartment complex that are connected to the LEC. As the Company expands its network and central office switching facilities, PBXs will be replaced with central office access nodes originating from the Company's own dial tone facilities, thereby resulting in significant cost savings to the Company. In addition, the Company is in the process of connecting apartment communities to its own fiber network.

MANUFACTURING

         The Company, through its subsidiary, NACT, provides advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. As a single source provider, NACT believes that it is the only company in its market that designs, develops and manufactures all hardware and software elements necessary for a fully integrated turnkey telecommunications switching solution. Because NACT provides a complete integrated solution, its customers do not require the multiple suppliers of hardware and value added resellers of software that would otherwise be necessary to provide a wide range of services and applications. NACT's customers include long distance carriers, prepaid debit card and prepaid cellular network operators, international call back/reorigination providers and other specialty service providers.

         NACT's products and services include the STX application switching platform (the "STX"), the NTS telemanagement and billing system (the "NTS") and facilities management services. In May 1996, NACT introduced the STX, an integrated digital tandem switching system that currently supports up to 1,024 ports per switch and can be combined with three additional STXs to provide a total capacity of 4,096 ports per system. The STX includes proprietary systems software that enables standard applications such as 1+ and optional advanced applications such as international call/back reorigination, prepaid debit card and prepaid cellular. NACT has targeted the STX, with its enhanced features and scaleable capacity, to an expanded group of customers, including independent telephone companies, CAPs/CLECs, shared tenant service providers, Fortune 1000 corporations and local telephone companies outside the United States. NACT believes that the STX offers value added features and capacity at price points typically lower than those offered by its competitors. The NTS performs call rating, accounting, switch management, invoicing and traffic engineering for multiple switches that may be NACT switches or other industry switches. In conjunction with the sale of a system, NACT offers a facilities management service whereby NACT will operate and maintain a customer's switch for a fee. In providing this service, NACT enables its customers to direct their attention toward marketing their products rather than focusing on the technical aspects of operating a switch.

COMPETITION

         The telecommunications industry is highly competitive. In most markets, the Company's networks' principal competitor is the Regional Bell Operating Company ("RBOC") or the GTE Companies. Additional competitors may include other CAPs, CLECs, microwave and satellite carriers, wireless telecommunications providers and private networks built by large end-users. Potential competitors (using similar or different technologies) include cable television companies, utilities and LECs outside their current local service area. In addition, the Company anticipates future competition from large long distance carriers, such as AT&T, MCI and Sprint Corporation ("Sprint"), which have announced plans to offer integrated local and long distance telecommunications services as regulations allow. Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry as well as the development of new technologies could give rise to significant new competitors to the Company.

         As a recent entrant in the integrated telecommunications services industry, the Company has not achieved and does not expect to achieve a significant market share for any of its services. In particular, the RBOCs, the GTE Companies and other local telephone companies have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than those of the Company, have the potential to subsidize competitive services with revenues from a variety of businesses and currently benefit from certain existing regulations that favor the LECs over the Company in certain respects. While recent regulatory and legislative initiatives allow CLECs such as the Company to interconnect with LEC facilities and provide increased business opportunities for the Company, such interconnection opportunities have been accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the LECs. Local telephone companies also may enter the long distance market, subject to certain conditions. For example, the Federal Communications Commission (the "FCC") granted LECs additional flexibility in pricing their interstate special and switched access services on a central office specific basis. Under this pricing scheme, LECs may establish pricing zones based on access traffic density and charge different prices for central offices in each zone.

         In California, the Company has selected cities where it was or expects to be the first entrant into a market. Although the Company expects that other CLECs will develop networks in cities where the Company is developing or operating networks, currently the Company's only competitors in its California markets are the LECs, although Brooks Fiber Properties ("Brooks") has begun to construct networks in Fresno and Bakersfield.

         Currently, in Hawaii, the Company is the only authorized provider of statewide full local dial tone services other than GTE.

         In Tucson, the Company competes with the LEC, U S West, and two other companies that also have a license agreement with the City of Tucson. These companies, Brooks Fiber Communications of Tucson, Inc. and American
Communications Services Inc. ("ACSI") and the Company have entered into agreements with Tucson Electric Power Company ("TEP") for pole attachment and access to TEP's facilities rights-of-way.

         In Phoenix, Phoenix Fiber competes with the LEC. In addition to the LEC, four other companies (Electric Lightwave, Inc., MFS Communications Company, MCI and Teleport Communications Group, Inc.) have constructed or intend to construct fiber optic telecommunication transmission networks in the Phoenix area. Such companies are expected to offer services that will compete with some or all of the services to be offered by Phoenix Fiber.

         In addition to the Company, ASCI and Brooks have franchise agreements with the city of Albuquerque.

         The long distance telecommunications industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. The Company competes with major carriers such as
AT&T, MCI and Sprint, as well as other national and regional long distance carriers and resellers, many of whom are able to provide services at costs that are lower than the Company's current costs. As a result of the
Telecommunications Act, the Company believes that RBOCs also will become competitors in the long distance telecommunications industry. The Company believes that the principal competitive factors affecting its long distance operations are pricing, customer service, accurate billing, clear pricing policies and, to a lesser extent, variety of services. The ability of the Company to compete effectively will depend upon its continued ability to maintain high quality market driven services at prices generally equal to or below those charged by its competitors. The FCC has, on several occasions since 1984, approved or required price reductions by AT&T and, in 1995, the FCC announced that AT&T will no longer be regulated as a dominant long distance carrier. This decision is expected to increase AT&T's flexibility in competing in the long distance services market and, in particular, eliminates the longer tariff notice requirements previously applicable only to AT&T. Most recently the FCC has adopted rules that will eliminate the ability or need of long distance carriers to file tariffs with the FCC. To maintain its competitive posture, the Company believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect the Company.

         The Internet services market is highly competitive. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company's competitors in this market include Internet access providers, other telecommunications companies, online services providers and Internet software providers.

         The market for telecommunications products is highly competitive and subject to rapid technological change. NACT expects competition to increase from existing competitors in the distributed switching systems market and from other companies that may enter NACT's existing or future markets, including major central office switch vendors. In its manufacturing operations, the Company, through its subsidiary NACT, competes with a number of lower capacity switch manufacturers such as Communications Product Development, Inc., Integrated Telephony Products, Inc. and PCS Telecom, Inc. NACT also competes with providers of open architecture (programmable) hardware switching platforms that are enhanced by applications providers and value added resellers. Such competitors include Excel, Inc., which has agreements with software application providers, which has agreements with software applications providers. As NACT's business develops and it seeks to market its switches to a broader customer base, NACT's competitors may include larger switch and telecommunications equipment manufacturers such as Lucent Technologies Inc., Harris Corporation, Siemens AG, Alcatel Alsthom Compagnie, Generale D'Electricite, Telefonaktiebolaget, L.M. Ericcson and Northern Telecom, Ltd.

         Most of the Company's actual and potential competitors in its switched access, long distance, Internet and data services and manufacturing businesses have substantially greater financial, technical and marketing resources than the Company. While the Company believes that it is well positioned to compete effectively, there can be no assurance that it will be able to do so.

MARKETING

         The Company markets its telecommunications service offerings through the use of direct mail, print, radio and television advertising, attendance at trade shows and open houses, press conferences, newsletters and media releases. The Company has developed two primary channels of distribution: commercial channels, which include commercial sales offices, telemarketing and product specific sales, and target-specific channels, which include carrier sales, government systems, alternate channels marketing and vertical markets. The Company has sales offices in 18 cities in which it operates networks.

         The Company's commercial distribution channels focus on end-users, including business customers with telecommunication-intensive needs. The Company's direct sales agents work in conjunction with its agent and telemarketing groups to sell value-added services to medium and large business end-users. The telemarketing group generates qualified leads and schedules appointments for the Company's regional sales agents as well as consummates sales to long distance and Internet customers in cities where the Company does not operate a network. The Company's product specific sales channels market prepaid debit cards to retail stores and the collector's market.

         The Company's target-specific channels focus on customers with more complex telecommunications requirements. Long distance sales constitute the largest source of revenues to the Company. The Company takes advantage of opportunities created by the large IXCs and is working to identify and address smaller carriers. Larger carriers use the Company's services to augment their networks and enhance their service offerings, while smaller carriers rely on the Company to provide services as well as methods to sell services.

REGULATION

         The Company's telecommunications services business is subject to varying degrees of federal, state and local regulation.

         FEDERAL REGULATION

         The FCC regulates interstate and international telecommunication transmissions. The allocation of jurisdiction between federal and state regulators over dedicated circuits that carry both interstate and intrastate traffic (including private line and special access services) creates definitional issues. The FCC, however, has noted that private line, non-switched telecommunications services can be classified as jurisdictionally interstate (subject to FCC jurisdiction) if at least 10% of the transmissions are interstate in nature. The FCC has not ruled specifically as to the jurisdictional nature of the traffic of the Company's networks.

         The Company provides service either on a private carrier basis or on a common carrier basis. In the interstate market, the primary distinguishing factor between private carriers and common carriers is that private carriers provide customized services to select customers pursuant to individually negotiated contracts and do not file tariffs with the FCC but common carriers hold themselves out to serve the public generally. The FCC imposes certain regulations on common carriers such as the RBOCs that have some degree of market power. The FCC imposes less regulation on common carriers without market power including, to date, CAPs/CLECs. The FCC requires common carriers to receive an authorization to construct and operate telecommunication lines between the United States and international points.

         The FCC requires that local telephone companies having annual revenues exceeding $100.0 million (for example, the RBOCs and the GTE Companies) permit the interconnection of their facilities with those of CLECs. Interconnection is the ability of an entity to connect its network to local telephone companies' central offices, which requires the cooperation of the local telephone company and facilitates the carrying on of business by CLECs. This requirement aids CLECs in competing in the interstate, switched and special access service markets. It allows CLECs to reach a much larger customer base without significantly increasing their own physical network.

         In August 1996, the FCC released its decision implementing the interconnection portions of the Telecommunications Act (the "Interconnection Decision"). The Interconnection Decision establishes rules implementing the Telecommunications Act requirements that incumbent local exchange carriers negotiate interconnection agreements and provides guidelines for review of such agreements by state public utilities commissions. In October 1996, the Eighth Circuit stayed effectiveness of certain portions of the Interconnection Decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to "pick and choose" among various provisions of existing or negotiated interconnection agreements. Although the judicial stay of the Interconnection Decision does not prevent the Company from negotiating interconnection agreements with local exchange carriers, it does create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements, and could make negotiating such agreements more difficult and protracted. On November 12, 1996, the U.S. Supreme Court refused to vacate the Eighth Circuit's judicial stay. The Eighth Circuit is expected to hear oral arguments in this case in January 1997 and further appeals are possible. There can be no assurance that the Company will be able to obtain interconnection agreements on terms acceptable to the Company.

         On October 29, 1996, the FCC adopted an order (the "Order") in which it eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. The Order applies to all non-dominant interstate carriers, including AT&T. The Order does not apply to the RBOCs or other local exchange providers. The Order was issued pursuant to authority granted to the FCC in the Telecommunications Act to "forbear" from regulating any telecommunications services provider if the FCC determines that the public interest will be served. After a nine-month transition period, relationships between interstate carriers and their customers will be set by contract. At that point long distance companies may no longer file with the FCC tariffs for interstate, domestic, interexchange services. Carriers have the option to immediately cease filing tariffs. Several parties have filed motions for reconsideration of the Order and MCI has filed a motion for the FCC to stay the Order. MCI and others have also filed appeals in the U.S. Court of Appeals for the District of Columbia.

         Except in certain designated geographically competitive zones, the current policy of the FCC for most special access services dictates that LECs charge all customers the same price for the same service.

Thus, the LECs generally cannot lower prices to those customers likely to contract for their services without also lowering charges for the same service to all customers in the same geographic area, including those whose telecommunications requirements would not justify the use of such lower prices. The FCC may, however, alleviate this constraint on the LECs and permit them to offer special rate packages to very large customers, as it has done in a few cases, or permit other forms of regulatory rate flexibility. The FCC has adopted proposals that significantly lessen the regulation of LECs that are subject to competition in their service areas and provide such LECs with additional flexibility in pricing their interstate switched and special access on a central office specific basis.

         The Telecommunications Act is intended to increase competition. Because implementation of the Telecommunications Act is subject to numerous federal and state policy rulemaking proceedings, it is unknown at this time what impact such legislation will have on the Company.

         Pursuant to authority granted by the FCC, the Company resells the international message communications services of other common carriers between the United States and international points. In connection with such authority, certain of the Company's subsidiaries have filed tariffs stating the rates, terms and conditions for their international services. The FCC has ruled international call back services to be legal where the specific countries from which such calls are placed do not have laws that specifically make call back illegal. The FCC has stated that it will take action against United States carriers that violate another country's call back prohibition if that country has been unable to insure compliance.

         With  respect  to  its  domestic   service   offerings,   International
Telemanagement Group, Inc. ("ITG"), a subsidiary of the Company, has filed tariffs with the FCC stating the rates, terms and conditions for its interstate rates. To the extent that ITG provides intrastate services, it may be required to obtain authority from state regulatory authorities prior to providing such services, as well as certificates authorizing ITG to transact business in these states. There can be no assurance that such state authorizations will be granted.

         To the extent NACT provides international or interstate telecommunications services, it is required to obtain regulatory authority from the FCC. Any intrastate telecommunications services provided by NACT may require authority from state regulatory agencies.

         Under the Communications Act of 1934, as amended (the "Communications Act"), foreign nationals may not own more than 20% of a company, or have more than a 20% voting interest in a company, that directly holds a common carrier radio license. The Communications Act also prohibits foreign nationals from owning 25% or more of a company which in turn controls a company holding a radio license, unless the FCC permits such alien participation based on a showing of public interest. The operations of the Company's Hawaiian microwave network require the use of radio licenses from the FCC. Pacific Network, Inc., an entity controlled by John Warta, the President and Chief Executive Officer of the Company holds the licenses for the Hawaii microwave facilities. The FCC also has the authority, which it is not presently exercising, to impose restrictions on foreign ownership of communications service providers not utilizing radio frequencies, which could have a material adverse effect on the Company's business. In addition, the networks may subsequently need to obtain radio licenses to "fill in" certain customers in the networks that are not practical to reach by wire. Should the Company's networks require a common carrier radio license in the future, they may be prohibited from obtaining such license because of the foreign ownership restrictions of the Communications Act.

         In addition, under the FCC's foreign ownership rules, the Company cannot hold Personal Communications Services ("PCS") licenses directly. Magnacom Wireless, LLC ("Magnacom"), a company controlled by John M. Warta, the Chief Executive Officer of the Company, has applied for various PCS licenses. The Company is in the process of establishing a non-exclusive 12 year agreement with

Magnacom whereby the Company will purchase services relating to such licenses from Magnacom for use or resale.

         STATE REGULATION

         State regulatory agencies have regulatory jurisdiction when Company facilities and services are used to provide intrastate services. In particular, state regulation determines which local telephone services the Company may offer. Several states, including California and Arizona, have adopted initiatives that allow competition in various aspects of the local exchange market. A portion of the Company's current traffic may be classified as intrastate and therefore subject to state regulation. To provide intrastate services, the Company generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities.

         ARIZONA. In Arizona, the Tucson and Phoenix networks and alternate access transmission services, to the extent that they provide the transmission of messages or telephone service within Arizona, could be deemed public service corporations and subject to the jurisdiction of the Arizona Corporation Commission (the "ACC") for certain purposes. The Company has applied for a Certificate of Convenience and Necessity from the ACC to provide jurisdictionally intrastate special access, private line and/or local exchange services in Arizona. A hearing is currently scheduled for December 20, 1996. The Company has entered into a license agreement with Pima County (the county in which Tucson is located) which was officially recorded on July 16, 1996, to construct, install, maintain and operate a fiber optics communication system in the public right-of-way.

         CALIFORNIA. As of January 1, 1995, the CPUC permits competition on an interLATA and intraLATA interexchange basis for all toll services. The CPUC has authorized facilities based local competition as of January 1, 1996 and local resales as of March 1, 1996. On November 1, 1996, two subsidiaries of the Company, were granted permanent authority to provide both facilities-based and resale local exchange services and were certified by the CPUC to provide interLATA service and certain intraLATA services within the State of California (specifically including intraLATA interexchange service on a 10XXX access basis and intraLATA non-switched services at speeds of 1.544 Mbps and above).

         HAWAII. In Hawaii, the HPUC has broad jurisdictional powers to regulate public utility companies that own, control, operate or manage any plant or equipment or furnish facilities, directly or indirectly for public use, for the conveyance or transmission of telecommunications messages between points within Hawaii. The Company is subject to the jurisdiction of the HPUC, which has granted the Company a CPCN as a carrier of voice and data on a point to point basis in Hawaii. On June 3, 1996, the HPUC promulgated new rules governing "Competition in Telecommunication Services." Under the HPUC's new rules, an application by the Company for an expanded CPCN is no longer necessary. GST Hawaii, as a telecommunications carrier granted a CPCN before the effective date of the new rules, files a separate tariff for any proposed, modified, or new service, unless ordered otherwise by the HPUC. The Hawaii basic CLEC tariff was filed and became effective on September 4, 1996. The HPUC has allowed the Company to expand its authority to include local exchange services in competition with GTE. Deployment of local exchange services on other than a resale basis or through the purchase of unbundled network elements from GTE are dependent upon HPUC approval of the interconnection agreement recently entered into between the Company and GTE (as well as the placement of necessary facilities and equipment).

         NEW MEXICO. In October 1995, the Company was granted a CPCN from the New Mexico State Corporation Commission to provide intrastate, non-switched private line services. GST New Mexico is the first CLEC authorized to provide such services in New Mexico.

         WASHINGTON. The Company has applied to the Washington Utilities and Transportation Commission for registration and "competitive carrier" status in Washington. The Company's application to register as a telecommunications provider was approved on March 27, 1996 and its application for competitive carrier status is pending.

         LOCAL REGULATION

         The networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. The networks need to obtain rights-of-way over private and publicly owned land to permit the installation of the fiber optic telecommunication equipment.

GST GLOBAL TELECOMMUNICATIONS INC.

           At the date hereof, the Company had invested approximately Cdn. $4.9 million in a publicly traded Canadian corporation (subsequently renamed GST Global Telecommunications, Inc. and hereinafter referred to as "Global") and held approximately 32% of Global's outstanding shares. Global is to issue to the Company up to an additional 5,000,000 of its common shares (on a fully diluted basis), subject to approval of the Vancouver Stock Exchange ("VSE"), in consideration for the transfer by the Company to Global of its rights in and to the Bestel project described below. The Company's designees comprise a majority of the members of Global's Board of Directors. The Company intends to conduct certain of its international activities through Global. Global is to employ its own operating management and raise in the capital markets the equity and debt financing required for its proposed activities. At the date hereof, Global had raised approximately Cdn $22 million through private placements of its common shares.

         Global has the right to subscribe, pursuant to a Subscription Agreement dated August 20, 1996, for an interest (expected to be approximately 25%) in Bestel, S.A. de C.V. ("Bestel") for a total consideration of $3,920,000. Bestel will be a facilities-based CAP that proposes to construct and operate a fiber optic telecommunications network consisting of approximately 1,375 route miles connecting certain cities in Mexico, including Nuevo Laredo, Monterrey, Mexico City, Guadalajara and Manzanillo.

         Global has also entered into an Agreement to acquire from a subsidiary of Cable & Wireless Holding Plc an 80% interest in Vitacom Corporation ("Vitacom"), for a purchase price of $1,500,000 payable in cash. Vitacom is engaged in the provision of voice, high speed data information and other services and the manufacture and sale of VSAT (very small aperture satellite terminal) and other equipment used to access the Internet. Consummation of the transaction is subject to the receipt of regulatory approvals.

MAGNACOM

         Magnacom has been granted 30mhz (C Block) Personal Communications Services ("PCS") licenses from the FCC for the following cities: Albuquerque and Santa Fe, New Mexico; Tucson, Arizona; Eugene and Salem, Oregon; and Guam/Saipan. Magnacom also has submitted bids in the FCC's 10mhz (D, E and F block) PCS license auctions for the cities of Honolulu, Hilo, Lihue and Kahului, Hawaii; Portland, Medford and Roseburg, Oregon; Longview, Yakima, Kennewick, Walla Walla and Spokane, Washington; and Boise and Lewiston, Idaho.

         Magnacom and the Company have entered into an agreement pursuant to which the Company has made payments to the FCC on behalf of Magnacom. The Company paid $5,997,000 and $2,970,000 during the third and fourth quarters of Fiscal 1996 and made an additional payment of $5,426,000 after the end of Fiscal 1996. In return, Magnacom agreed to allow the Company to provide switched local and long distance services and manage Magnacom's networks in markets where the Company has operational CLEC networks. The Company agreed to purchase a designated amount of minutes from Magnacom at the most favorable rates offered to Magnacom customers and the three payments that the Company has made will be used as advances against such purchase. In addition, the Company acquired an option to purchase for nominal consideration a 24% interest (to be increased to a 99% interest) in Magnacom. The exercise of such option as to such increased interest is contingent upon, among other things, FCC approval.

         Magnacom has acquired licenses and bid for additional licenses in cities located on or near the Company's existing and planned networks. Management of the Company believes the capability of the Company to provide a wireless telecommunications service is consistent with and enhances the
Company's strategy of providing a full array of services to its customers. The Magnacom agreement will increase product capability with wireless local loop and wireless Internet access. The Company further believes the agreement with Magnacom will allow the Company to provide wireless telecommunication services to its customers at competitive prices.

         The provision of wireless telecommunications service by Magnacom will be dependent upon its ability to obtain the financing necessary to make payments to the FCC under the terms of its licenses, to obtain working capital, and to build the required facilities, including the telecommunications equipment, necessary to provide this service. The Company will not advance any additional funds to or on behalf of Magnacom or purchase additional minutes or other assets of Magnacom or make any further loans to or investments in Magnacom. Magnacom has had discussions with various financing sources and potential users of its services. It believes that it will be successful in obtaining the necessary financing from independent financing sources and a combination of joint ventures, investment and arrangements with independent firms, but no such arrangements have been concluded and there can be no assurance Magnacom will succeed with its financing plan and therefore, that it will be able to provide PCS services. In such event, the Company would probably be unable to recover its advance payments to Magnacom.

EMPLOYEES

         As of November 15, 1996, the Company and its subsidiaries had 686 full-time employees, of which 246 were employed in engineering and operations, 23 in research and development, 154 in sales and marketing, 29 in customer service, 73 in management, 153 in administration and finance and eight in legal and regulatory. None of such employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

RECENT DEVELOPMENTS

         On October 22, 1996, the Company completed a private placement to non-U.S. investors of 2,000,000 special warrants (the "Special Warrants") at a purchase price of $11.125 per Special Warrant (the "Special Warrant Offering"). Each Special Warrant is exercisable for one Common Share and one-half of one underlying warrant (each an "Underlying Warrant"). Each Underlying Warrant entitles the holder to purchase one additional Common Share for a purchase price of $13.00 for one year from the date of issuance. The Special Warrants become exercisable by holders for no additional consideration upon the later to occur of (i) the date upon which approval for a final Canadian prospectus (the "Canadian Prospectus") qualifying the Common Shares and Underlying Warrants issuable upon exercise of the Special Warrants is received from the securities commission of each of the Canadian provinces where the Special Warrants were sold and (ii) the date that a registration statement (the "U.S. Registration Statement") filed with the Securities and Exchange Commission (the "Commission") registering the resale of the Common Shares issuable upon exercise of the Special Warrants and Underlying Warrants is declared effective, but in any event no later that September 22, 1997. In the event that the requisite regulatory approvals for the Canadian Prospectus are not received by the Company and the U.S. Registration Statement is not declared effective, in each case by February 19, 1997, then each Special Warrant will become exercisable for 1.1 Common Shares and one-half of one Underlying Warrant.

         The Company received $9,690,000, constituting 50% of the aggregate purchase price of the Special Warrants (net of placement agency fees and expenses), on October 22, 1996. The balance of the net purchase price of Special Warrants ($11,125,000) is being held in escrow and is payable to the Company upon the earlier to occur of (x) the date of receipt of final regulatory approval of a preliminary Canadian Prospectus from the securities commissions of the applicable Canadian provinces and (y) the initial filing of the U.S. Registration Statement with the Commission, in each case covering the resale of the Common Shares issuable upon exercise of the Special Warrants and the Underlying Warrants.

         On December 12, 1996, NACT filed a registration statement in respect of an initial public offering of its common stock (the "NACT Offering") pursuant to which the Company and NACT will sell one million and two million shares, respectively, thereby reducing the Company's interest in NACT to approximately 63%.

ITEM 2.  PROPERTIES.

         The Company owns a building comprising 60,000 square feet, which contains its principal executive offices, located at 4317 N.E. Thurston Way, Vancouver, Washington 98662. Its telephone number at that address is (360) 254-4700. Such building, which was purchased in 1995 by the Company.

         The Company leases approximately 15,400 square feet of space in Orem, Utah, pursuant to a month-to-month lease. The current monthly rent is approximately $14,000. GST Realco, Inc., a subsidiary of the Company ("GST Realco"), has entered into a construction contract pursuant to which a 40,000 square foot office building is currently being built for NACT in Provo, Utah. To date, all of the construction costs have been borne by GST Realco. NACT is currently in the process of securing permanent financing for the purchase of the land and the building from GST Realco.

         The Company also leases offices elsewhere in the United States and in Vancouver, British Columbia, pursuant to leases which expire on various dates through March 24, 2007. The Company's current aggregate annual rental expense pursuant to leases that provide for annual payments exceeding $100,000 is approximately $2,025,000.

ITEM 3.  LEGAL PROCEEDINGS.

         On August 24, 1995, Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively, "Aerotel") commenced an action against NACT and a customer of NACT in the United States District Court, Southern District of New York, alleging that telephone systems manufactured and sold by NACT incorporating prepaid debit card features infringe upon Aerotel's patent which was issued in November 1987 (the "Aerotel Patent"). The complaint further alleges defamation and unfair competition as a result of a Special Report disseminated by NACT to its customers and tortious interference with prospective business relations, alleging that NACT induced third parties to abandon licensing negotiations with Aerotel. Aerotel seeks injunctive relief, damages in an unspecified amount, damages of up to three times the damages found for willful infringement of the Aerotel Patent and an order requiring NACT to publish a written apology to Aerotel. An Answer and Counterclaim has been filed in which NACT denies infringement of the Aerotel Patent and seeks judgment that the Aerotel Patent is invalid and that Aerotel has misused its patent in violation of antitrust laws. NACT also denies that it has committed defamation, unfair competition and tortious interference with prospective business relations. NACT's patent counsel believes that NACT has valid defenses to the Aerotel claims. Pretrial discovery has commenced and is expected to be completed in mid- 1997. On May 3, 1996, NACT served a motion for summary judgment, which motion is SUB JUDICE. The case is not expected to be tried until late 1997 at the earliest. An unfavorable decision in this action could have a material adverse effect on NACT.

         On July 5, 1994, the Tucson City Council (the "Council") awarded GST Tucson a non-exclusive fiber optic communication license that permits GST Tucson, for a period of 25 years, to conduct, maintain and operate in and across designated portions of city-owned rights-of-way. On June 12, 1995, the Council approved the City of Tucson Competitive Telecommunications Code (the "Tucson Code"), which was subsequently amended on July 10, 1995. The Tucson Code now provides, among other things, (i) that the City of Tucson grant licenses for a period of 15 years, (ii) for an increase from 2% to 5 1/2% of gross revenues to be paid by licensees and (iii) for cancellation of a license in certain events. The Council subsequently refused to permit GST Tucson to modify the route plans previously approved in order to construct connections between its customers and the network, asserting that GST Tucson's existing license does not permit such action and requiring GST Tucson Lightwave to receive an amended license under the Tucson Code to modify its route plans. After trying to negotiate a settlement with the City of Tucson with respect to its license, GST Tucson commenced an action in the Superior Court of Arizona, County of Pima, against the City of Tucson. The Court has ruled in favor of the City that the City Engineer does not have the authority to grant modifications from the route map, that such route modifications must be approved by the Council and that the City could condition GST Tucson's application for a franchise for intrastate service on a relinquishment of GST Tucson's existing license. Although the City of Tucson subsequently granted GST Tucson's request to permit access to two buildings in the downtown area and route modifications to effect service to its south-side hub site, the City has refused to amend the license to approve other route modifications. GST Tucson has appealed the Superior Court's rulings to the Arizona Court of Appeals, which has scheduled oral argument for January 1997. Absent success in such appeal, GST Tucson could be required to obtain a new license with less favorable provisions to further expand the Tucson network.

         On May 13, 1996, GST Tucson instituted an action in the United States District Court for the District of Arizona against the City of Tucson seeking a declaratory judgment and injunctive relief asserting that the City of Tucson, in violation of the Telecommunications Act, failed to manage its public rights-of-way in a competitively neutral and nondiscriminatory manner. GST Tucson has moved for summary judgment on the pleadings. The City of Tucson has cross moved for summary judgment on the pleadings and U S West, an intervenor in the proceeding has moved for summary judgment on the pleadings, each arguing that statewide franchise and state law exempts U S West from having to pay any local franchise fees. The Court heard the parties' oral arguments on December 4, 1996 and has taken the matter under advisement.

         The Company is not a party to any other material legal proceedings, nor, to the knowledge of the Company, are any material legal proceedings threatened against the Company. The Company is a party to various proceedings before the public utilities commissions of the states in which it provides or proposes to provide telecommunications services. These proceedings typically relate to licensure of the Company or others and to the regulation of the provision of telecommunications service.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Shares, without par value, are traded on the American Stock Exchange (the "AMEX") (ticker symbol: GST) and on the Vancouver Stock Exchange (the "VSE") (ticker symbol: GST.U).

         The following table sets forth, for the two most recent fiscal years, the high and low closing sale prices for the Common Shares, as reported by the AMEX and the VSE. The table also sets forth the average of the monetary exchange rates on the last day of each month during such period. All prices reported on the VSE through March 8, 1995 are expressed in Canadian dollars.

                           American
                             Stock          Vancouver Stock
                           Exchange            Exchange
                         -------------      ---------------
                                                                 Exchange
                         High     Low       High       Low      Rate (C$/$)
                         ----     ----      ----       ----       ------
  Fourth Quarter         5.50     4.13      7.75       5.38       1.4028
CALENDAR YEAR 1995
  First Quarter(1)       5.00     3.50  US $4.90   US $4.15       1.3992
  Second Quarter         5.94     4.00      5.88       4.00          --
  Third Quarter          7.81     5.63      7.63       5.75          --
  Fourth Quarter         7.19     5.56      7.13       5.75          --
CALENDAR YEAR 1996
  First Quarter          8.75     5.75      8.25       5.75          --
  Second Quarter        15.875    7.75     13.75       8.125         --
  Third Quarter         13.75     8.75     13.35      11.00          --


------------------------
(1) The VSE began reporting trades of listed securities in U.S. dollars on March 9, 1995. For the first calendar quarter of 1995 through March 8, 1995, the high and low sale prices of the Common Shares on the VSE were C$6.38 and C$5.00, respectively.

DIVIDENDS

         The Company has never declared or paid any dividends on the Common Shares and does not presently intend to pay dividends on the Common Shares in the foreseeable future. It intends to retain future earnings, if any, to finance the development and expansion of its business. The Company's ability to declare or pay cash dividends, if any, is dependent upon the ability of the Company's present and future subsidiaries to declare and pay dividends or otherwise transfer funds to the Company, because the Company conducts its operations entirely through subsidiaries. Pursuant to credit agreements with Tomen (the "Tomen Facility"), the Company's subsidiaries that own and operate the San Gabriel Valley, Tucson and Albuquerque networks may not pay any dividends or make any distributions on their capital stock to their shareholders. Subsequent network financings under the Tomen Facility are expected to include similar prohibitions. In addition, the Indentures for the 13 7/8% Senior Discount Notes due 2005 (the "Senior Notes") of GST USA, Inc. ("GST USA"), a subsidiary of the Company, guaranteed by the Company, and the 13 7/8% Convertible Senior Subordinated Discount Notes due 2005 of the Company (the "Convertible Notes" and, together with the Senior Notes, the "1995 Notes") guaranteed by GST USA, limit, and, for the foreseeable future, effectively prohibit, the ability of the Company to declare or pay cash dividends.

NUMBER OF SHAREHOLDERS

         As of December 20, 1996, there were 244 holders of record of the Company's Common Shares. The Company believes that there are in excess of 3,500 beneficial owners of the Company's Common Shares additional to such holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis of financial condition and results of operations contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed herein.

OVERVIEW

         The Company provides a broad range of integrated telecommunications products and services, primarily to customers located in the western continental United States and Hawaii. Since inception as a facilities-based CAP, the Company has constructed and operated digital interconnected telecommunications networks that provide an alternative to LECs. The Company has expanded beyond the scope of traditional CAP operations into CLEC services and currently provides, through its established sales channels, a range of enhanced telecommunications services that include long distance, Internet access and data services. In addition, the Company provides switched access and recently began to offer local dial tone services to complement its existing telecommunications service offerings. The Company also provides advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities through its subsidiary, NACT.

         The Company's fiber optic networks currently serve 24 cities in Arizona, California, New Mexico and Washington and its digital microwave networks serve four of the Hawaiian Islands. In addition, the Company has 18 networks under construction and other networks in various stages of development.

         The Telecommunications Act and state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. As a result of these regulatory changes, the Company is permitted in certain states to provide local dial tone in addition to its existing telecommunications service offerings. In order to capitalize on these opportunities, the Company has accelerated the development and construction of additional networks within its region. In addition, to facilitate the provision of local services, the Company has deployed four high capacity digital switches and intends to deploy additional switches in the first half of 1997.

RESULTS OF OPERATIONS

                       FISCAL 1996 COMPARED TO FISCAL 1995

         REVENUES. Total revenues for Fiscal 1996 increased $22.6 million, or 121.0% to $41.3 million from $18.7 million for Fiscal 1995. Telecommunications services revenues for Fiscal 1996 increased $20.6 million, or 185%, to $31.7 million from $11.1 million for Fiscal 1995. The increase in telecommunications services revenues resulted from an acceleration of revenue growth in CLEC operations and continuing growth of long distance, Internet and data services, including revenues associated with Fiscal 1995 and 1996 strategic acquisitions. Telecommunications products revenues for Fiscal 1996 increased $2.0 million, or 26.6% over Fiscal 1995 results. The increase in telecommunications product revenues resulted from the introduction by NACT of its new STX product line in the third quarter of Fiscal 1996.

         OPERATING EXPENSES. Total operating expenses for Fiscal 1996 increased $53.6 million, or 176.8%, to $83.9 million from $30.3 million for Fiscal 1995. Network expenses, which include direct local and long distance circuit costs, increased $16.7 million to $26.6 million from $10.1 million for Fiscal 1995, due to an expanded customer base and increased usage. As a percentage of telecommunications services revenues, network expenses decreased from 90.9% for Fiscal 1995 to 83.8% for Fiscal 1996. Facilities administration and maintenance expenses for Fiscal 1996 increased $8.2 million to $10.3 million from $2.1 million for Fiscal 1995. As a percent of telecommunications services revenues, facilities administration and maintenance expenses increased from 18.9% for Fiscal 1995 to 32.5% for Fiscal 1996. The increase relates to additional personnel and facility costs required by continuing network expansion, a substantial portion of which are incurred before the realization of revenues.

         Cost of product revenues at NACT for Fiscal 1996 increased $0.9 million to $4.0 million from $3.1 million for Fiscal 1995. As a percentage of telecommunications products revenues for Fiscal 1996, cost of product revenues remained relatively constant as compared to Fiscal 1995 results. However, gross profit on telecommunications product revenues as a percent of telecommunications product revenues decreased nominally due to initial lower margins resulting from the discontinuance of the LCX as NACT transitioned to the new STX to existing customers. Research and development costs increased nominally for Fiscal 1996 relative to Fiscal 1995 as the Company moved to more rapidly develop an improved billing system and to maintain ongoing research and development of the Company's existing hardware and software product lines.

         Selling, general and administrative expenses increased $22.0 million, or 193.5%, to $33.4 million from $11.4 million for Fiscal 1995. The increase is due to the expansion of the Company's CLEC and enhanced services operations, including, to a lesser extent, the acquisitions during Fiscal 1996 of Call America, certain assets of Texas-Ohio, Hawaii On Line and Tri-Star. The implementation of the Company's integrated services strategy has resulted in additional marketing, management information and sales staff dedicated to network expansion and increased service offerings.

         Depreciation and amortization for Fiscal 1996 increased $5.9 million to $8.3 million from $2.4 million for Fiscal 1995 due to increased depreciation resulting from newly constructed networks becoming operational. To a lesser extent, the increase in depreciation and amortization was also due to increased amortization of intangible assets resulting from acquisitions.

         OTHER EXPENSES. Other expenses for Fiscal 1996 increased $16.1 to $18.0 million from $1.9 million for Fiscal 1995. The increase was principally the result of additional interest expense associated with the Company's sale in December 1995 of units consisting in the aggregate of $312.4 million principal amount at maturity of the Senior Notes, $39.1 million principal amount at maturity of the Convertible Notes, receiving gross proceeds of approximately $180.0 million (the "1995 Notes Offering"). The increase was partially offset by interest income resulting from the investment of the proceeds of the 1995 Notes Offering.

                       FISCAL 1995 COMPARED TO FISCAL 1994

         REVENUES. Revenues for Fiscal 1995 increased $12.7 million, or 211.3%, to $18.7 million from $6.0 million for Fiscal 1994. The increase resulted from a $11.0 million increase in telecommunications services revenues and a $1.7 million, or 28.4%, increase in product revenues of NACT. Telecommunications service revenues increased $10.6 million as a result of wholesale carrier services revenues generated by NACT and WINS, which began to offer such services during Fiscal 1995, and long distance and other service revenues of ITG, which was acquired effective May 1, 1995. In addition, an increase of $0.4 million was the result of revenues generated by the Hawaiian digital microwave and the San Gabriel Valley networks. The San Gabriel Valley networks became operational in Fiscal 1995. The increase in manufacturing revenues was due to increased unit sales of telecommunications switching and network management and billing systems.

         OPERATING EXPENSES. Total operating expenses for Fiscal 1995 increased $23.0 million, or 315.0%, to $30.3 million from $7.3 million for Fiscal 1994. Network expenses for Fiscal 1995 increased $10.0 million to $10.1 million from $0.1 million for Fiscal 1994 due to expansion of network operations, the acquisition of ITG and the commencement of wholesale carrier services at WINS and NACT. Facilities administration and maintenance expenses totaled $2.1 million for Fiscal 1995, compared to only $26,000 for Fiscal 1994. The increase was due to significant network expansion in Fiscal 1995, whereas Fiscal 1994 results included only three months of engineering expenses at the Company's Hawaiian network.

         Cost of product revenues at NACT for Fiscal 1995 increased to $3.1 million, or 40.9% of product revenues, for Fiscal 1995 from $2.1 million, or 36.3% of product revenues, for Fiscal 1994. Research and development expenditures of NACT increased by $0.6 million, or 84.4% to $1.3 million for Fiscal 1995 from $0.7 million for Fiscal 1994 due to the continuing development of a new switch that was introduced in Fiscal 1996.

         Selling, general and administrative expenses increased $7.4 million to $11.4 million for Fiscal 1995 from $4.0 million for Fiscal 1994. The increase was principally the result of higher salary and benefit costs incurred in Fiscal 1995 as the Company added a significant number of sales, marketing and management employees in connection with network expansion. Also contributing to the increase in selling, general and administrative expenses were higher professional fees and travel costs related to expansion of CLEC operations. In addition, bad debt expense increased $1.3 million in Fiscal 1995 principally due to a reserve for doubtful accounts for an ITG customer.

         Depreciation and amortization increased $2.0 million to $2.4 million for Fiscal 1995 from $0.4 million for Fiscal 1994 as a result of amortization of intangible assets related to acquisitions and depreciation of newly-operational networks.

         OTHER EXPENSES. Other expenses increased $.2 million to $1.9 million for Fiscal 1995 from $1.7 million for Fiscal 1994. Contributing to the increase was an $.8 million increase in interest expense resulting from Tomen borrowings and a $.5 million write-off of investments. Offsetting these increases was a $.4 million decrease in the loss on joint ventures due to improved operating results at the Phoenix Fiber network. Additionally, in Fiscal 1994 the Company wrote-off $.7 million in pre-operating costs at GST Telecom. No such losses were realized in Fiscal 1995.

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

         Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $194.3 million for Fiscal 1996, $38.0 million for Fiscal 1995 and $10.9 million for Fiscal 1994. The Company's net cash used in operating and investment activities was $139.0 million for Fiscal 1996, $36.2 million for Fiscal 1995 and $11.4 million for Fiscal 1994.

         The Company made capital expenditures of $97.6 million in Fiscal 1996, $33.9 million in Fiscal 1995 and $1.4 million in Fiscal 1994. The Company estimates capital expenditures of approximately $350.0 million and $150.0 million for fiscal years 1997 and 1998, respectively. These expenditures will be utilized for the expansion, development and construction of its networks, the acquisition and deployment of switches and related equipment to facilitate the offering of advanced telecommunication services and internal management systems. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur increasing operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors beyond the Company's control, including the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of capital.

         The Company completed the 1995 Notes offering in December 1995, consisting of $160.0 million in Senior Notes and $20.0 million in Convertible Notes. The net proceeds from the issuance of the 1995 Notes, $171.3 million, are being used to fund network development, capital expenditures and working capital requirements. The indentures governing the Senior Notes include restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by the Company, investment in certain subsidiaries and the payment of dividends.

         The Company has historically funded its capital expenditures, acquisitions, working capital requirements and operating losses from public and private offerings of Common Shares, notes and warrants to purchase Common Shares and notes and from funds made available under the Tomen Facility. Under the Tomen Facility, Tomen agreed to make up to a total of $100.0 million of financing available, on a project-by-project basis, for the construction and development of network projects. At September 30, 1996, Tomen had provided or agreed to provide, the Company with $34.5 million of financing under the Tomen Facility and had purchased 1,074,074 Common Shares and warrants to purchase 546,155 additional Common Shares. In November 1996, Tomen agreed in principle to provide the Company with $41.0 million of additional financing under the Tomen Facility for the Hawaiian inter-island network and terrestrial fiber optic facilities and in connection with such financing will purchase additional Common Shares in an amount to be determined and warrants to purchase 75,000 additional Common Shares.

         On October 22, 1996, the Company completed a private placement to non-U.S. investors of the Special Warrants. The Special Warrants become exercisable by holders for no additional consideration upon the later to occur of (i) the date upon which approval for the Canadian Prospectus is received from the securities commission of each of the Canadian provinces where the Special Warrants were sold and (ii) the date that the U.S. Registration Statement is declared effective, but in any event, no later that September 22, 1997. In the event that the requisite regulatory approvals for the Canadian Prospectus are not received by the Company and the U.S. Registration Statement is not declared effective, in each case by February 19, 1997, then each Special Warrant will become exercisable for 1.1 Common Shares and one-half of one Underlying Warrant.

         The Company received $9,690,000, constituting 50% of the aggregate purchase price of the Special Warrants (net of placement agency fees and expenses), on October 22, 1996. The balance of the net purchase price of Special Warrants ($11,125,000) is being held in escrow and is payable to the Company upon the earlier to occur of (x) the date of receipt of final regulatory approval of a preliminary Canadian Prospectus from the securities commissions of the applicable Canadian provinces and (y) the initial filing of the U.S. Registration Statement with the Commission, in each case covering the resale of the Common Shares issuable upon exercise of the Special Warrants and the Underlying Warrants.

         The Company recently entered into an agreement for $50 million of additional equipment financing (the "NTFC Financing") with the NTFC Capital Corporation ("NTFC"). The Company expects to use the proceeds from the NTFC Financing to finance the purchase of equipment and products from Northern Telecom Inc. ("Nortel"). The Company currently is negotiating the terms of additional financing to be provided by Nortel.

         In September 1996, the Company entered into a Loan and Security Agreement with Siemens Stromberg-Carlson ("Siemens") (the "Siemens Loan Agreement") that provides for loans by Siemens of up to an aggregate of $226.0 million to finance the purchase of Siemens equipment and certain equipment from other suppliers.

         The Company proposes to incur significant additional indebtedness to purchase telecommunications equipment such as switches and fiber optic cable and to finance related design, development, construction, installation and integration costs. In such connection, the Company may make public or private offerings of its debt and equity securities and may negotiate additional credit facilities, which may be similar to the Tomen Facility or to the NTFC Financing.

         At September 30, 1996, the Company had cash, cash equivalents, restricted cash and marketable securities of $82.5 million, compared to $6.9 million at September 30, 1995. The Company believes that the net proceeds of the Special Warrant Offering, the NACT Offering and any other offerings, if any, in the future, together with cash on hand and borrowings expected to be available under both the Tomen Facility and the equipment financing arranged with Siemens and NTFC, will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses through the first half of fiscal 1997. Thereafter, the Company expects to require additional financing. However, in the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional capital sooner than currently anticipated. Sources of financing may include public or private debt or equity financing by the Company or its subsidiaries, sales of assets or other financing arrangements. There can be no assurance that such additional financing would be available to the Company or, if available, that it could be obtained on acceptable terms or within the limitations contained in the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures and could have a material adverse effect on the Company. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company.

         Although the Company's liquidity substantially improved as a result of the 1995 Notes Offering, because the 1995 Notes do not require the payment of cash interest prior to June 2001 and the 1995 Notes and the Notes do not require payment of principal until maturity in 2005 and 2007, respectively, a portion of the indebtedness under the Tomen Facility will, and a portion of the equipment financing may, mature prior to 2005. Accordingly, the Company may need to refinance a substantial amount of indebtedness. In addition, the Company anticipates that cash flow from operations may be insufficient to repay the 1995 Notes in full at maturity and that the 1995 Notes may need to be refinanced. There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations, including its obligations under the Tomen Facility, the 1995 Notes or equipment financing. Because the Company does not currently have a revolving credit facility, if a shortfall occurs, alternative financing would be necessary in order for the Company to meet its liquidity requirements and there can be no assurance that such financing would be available. In such event, the Company could face substantial liquidity problems. The ability of the Company to meet its obligations and effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                  See page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1997 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1997 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1997 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1997 pursuant to Regulation 14A.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements: see the Index to Consolidated Financial Statements.
   (2) Financial Statement Schedules: see the Index to Consolidated Financial Statements.
   (3)   Exhibits:
  *3(a)  Certificate of Incorporation of the Company, as amended to date.
  *3(b)  By-Laws of the Company as amended to date.
   4(a) Senior Notes Indenture dated as of December 19, 1995, by and among GST USA, Inc., the Company and United States Trust Company of New York, incorporated by reference to Exhibit 2.3 to the Company's Form 20-F for the fiscal year ended September 30, 1995 (the "1995 Form 20- F").
   4(b) Convertible Notes Indenture dated as of December 19, 1995, by and among the Company, GST USA, Inc. and United States Trust Company of New York, incorporated by reference to Exhibit 2.4 to the 1995 Form 20-F.
 *10(a)  1995 Stock Option Plan of the Company, as amended to date.
 *10(b)  1996 Stock Option Plan of the Company, as amended to date.
 *10(c)  1996 Employee Stock Purchase Plan of the Company.
 *10(d)  1996 Senior Executive Officer Stock Option Plan of the Company.
 *10(e)  1996 Senior Operating Officer Stock Option Plan of the Company.
  10(f) Amended and Restated Credit Agreement dated as of April 26, 1995, by and between GST Pacific Lightwave, Inc. and Tomen America Inc., incorporated by reference to Exhibit 1.2 to the 1995 Form 20-F
  10(g) Stock Purchase Agreement dated as of May 1, 1995, by and between GST Net, Inc. and Stanley M. Nolte, incorporated by reference to Exhibit
         2.1 to the 1995 Form 20-F

  10(h) Senior Notes Registration Rights Agreement dated December 19, 1995, by and among GST USA, Inc., the Company, the Specified Subsidiaries named therein and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 2.5 to the 1995 Form 20-F
  10(i) Convertible Notes Registration Rights Agreement dated December 19, 1995, by and among GST USA, Inc., the Company, the Specified Subsidiaries named therein and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 2.6 to the 1995 Form 20-F
  10(j) Agreement and Plan of Merger, dated September 27, 1996 (the "Merger Agreement"), by and among TotalNet Communications Inc. ("TotalNet"), GST Newco of Texas, Inc. and the Company, incorporated by reference to
         Exhibit 2.1 to the Company's Form 8-K dated October 17, 1996 (the "Form 8-K")
  10(k) Letter dated October 17, 1996 amending the Merger Agreement among the Company, GST Newco of Texas, Inc., and TotalNet, incorporated by reference to Exhibit 2.2 to the Form 8-K
 *10(l) Amended and Restated Master Agreement dated as of May 24, 1996, by and among Tomen America Inc., the Company, GST Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and GST New Mexico Lightwave, Inc.
 *10(m) Amendment No. 2 to GST Telecommunications, Inc. Common Stock Purchase Agreement dated as of May 24, 1996, by and among the Company, Tomen America Inc. and Tomen Corporation.
 *10(n) Credit Agreement dated as of May 24, 1996, by and between GST New Mexico Lightwave, Inc. and TM Communications LLC.
 *10(o) Credit Agreement dated as of May 24, 1996, by and between GST Tucson Lightwave, Inc. and TM Communications LLC.
 *10(p) Amended and Restated Consulting Agreement dated as of September 1, 1995, by and between Sunwest Ventures, Inc. and GST USA, Inc. and GST Telecom.
 *10(q) Personal Services Agreement dated as of October 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Stephen Irwin.
 *10(r) Restated and Amended Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and John Warta.
 *10(s) Restated and Amended Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Robert H. Hanson.
 *10(t) Amended and Restated Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Clifford V. Sander.
 *10(u) Agreement and Plan of Merger dated as of September 26, 1996 by and among Call America Business Communications Corporation, Call America Business Communications of Fresno, Inc., Call America Business Communications of Bakersfield, Inc., the shareholders of such companies, GST Newco of California, Inc., and the Company.
 *10(v) Equipment Loan and Security Agreement dated December 19, 1996 by and between NTFS Capital Corporation and GST Equipco.
 *21     Subsidiaries of the Company.
 *23 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-3 and S-8 of the independent auditors' report included herein.
 *27     Financial Data Schedule.

-----------------------------------------------------

*        Filed herewith.

(b) Reports on Form 8-K: The Registrant filed a Current Report on Form 8-K dated October 31, 1996 reporting under Item 2 thereof the acquisition by merger of TotalNet and under Item 5 thereof the Special Warrant Offering.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 30th day of December, 1996.

                                        GST TELECOMMUNICATIONS, INC.

                                        By:  /S/ W. GORDON BLANKSTEIN
                                        ----------------------------------------
                                                 W. Gordon Blankstein,
                                                 Chairman of the Board

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Warta, Stephen Irwin, Robert H. Hanson and Clifford V. Sander his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.

               Signature                                           Title                                        Date
               ---------                                           -----                                        ----
/S/W. GORDON BLANKSTEIN                    Chairman of the Board
----------------------------------------
         (W. Gordon Blankstein)                                                                                 December 30, 1996

/S/JOHN WARTA                              President, Chief Executive Officer (Principal
----------------------------------------
              (John Warta)                 Executive Officer) and Director                                      December 30, 1996

/S/ROBERT H. HANSON                        Senior Vice President - Corporate
----------------------------------------
           (Robert H. Hanson)              Development, Chief Financial Officer                                 December 30, 1996
                                           (Principal Financial Officer) and Director

/S/CLIFFORD V. SANDER                      Senior Vice President, Treasurer and Chief                           December 30, 1996
----------------------------------------
          (Clifford V. Sander)             Accounting Officer (Principal Accounting
                                           Officer)

/S/STEPHEN IRWIN                           Vice Chairman of the Board, Secretary and
----------------------------------------
         (Stephen Irwin)                   Director                                                             December 30, 1996

/S/IAN WATSON                              Director
----------------------------------------
         (Ian Watson)                                                                                           December 30, 1996

                                           Director
----------------------------------------
           (Peter E. Legault)                                                                                   December 30, 1996

/S/JACK G. ARMSTRONG                       Director
----------------------------------------
           (Jack G. Armstrong)                                                                                  December 30, 1996

/S/TAKASHI YOSHIDA                         Director
----------------------------------------
            (Takashi Yoshida)                                                                                   December 30, 1996

/S/THOMAS E. SAWYER                        Director
----------------------------------------
           (Thomas E. Sawyer)                                                                                   December 30, 1996

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page(s)

GST TELECOMMUNICATIONS, INC.

Independent Auditors' Reports................................................F-2

Consolidated Balance Sheets at

  September 30, 1996 and 1995................................................F-4

Consolidated Statements of Operations for the years ended September 30, 1996 and 1995 and the thirteen months ended

  September 30, 1994.........................................................F-5

Consolidated Statements of
  Shareholders' Equity at

  September 30, 1994, 1995 and 1996..........................................F-7

Consolidated Statements of Cash Flows for the years ended September 30, 1996 and 1995 and the thirteen months ended

  September 30, 1994.........................................................F-8

Notes to Consolidated Financial Statements...................................F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
GST Telecommunications, Inc.:

We have audited the accompanying consolidated balance sheets of GST Telecommunications, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity , and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GST
Telecommunications, Inc. as of September 30, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

Accounting principles generally accepted in the United States vary in certain significant respects from accounting principles generally accepted in Canada.
Application of accounting principles generally accepted in Canada would have affected results of operations for the year ended September 30, 1996 and 1995, and shareholders' equity as of September 30, 1996 and 1995, to the extent summarized in note 10 to the consolidated financial statements.

                                                           KPMG PEAT MARWICK LLP

Portland, Oregon
November 22, 1996

KPMG
Chartered Accountants                        Telephone (604) 691-3000
Box 10426, 777 Dunsmuir Street               Telefax   (604) 691-3031
Vancouver, BC V7Y 1K3  Canada

AUDITORS' REPORT

To the Board of Directors
GST Telecommunications, Inc.

We have audited the consolidated statements of operations, shareholders equity, and cash flows of GST Telecommunications, Inc. for the thirteen months ended September 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the thirteen months ended September 30, 1994 in accordance with generally accepted accounting principles in the United States.

Accounting principles generally accepted in the United States vary in certain significant respects from accounting principles generally accepted in Canada.
Application of accounting principles generally accepted in Canada would have affected results of operations for the thirteen months ended September 30, 1994 and shareholders' equity as at September 30, 1994, to the extent summarized in note 9 to the consolidated financial statements.

KPMG Peat Marwick Thorne

Chartered Accountants

Vancouver, Canada

December 8, 1994

                          GST TELECOMMUNICATIONS, INC.

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)

                           September 30, 1996 and 1995

                                     ASSETS                                           1996         1995
                                                                                   ---------    ---------
                                                                                      (In U.S. Dollars)
Current assets:

      Cash and cash equivalents                                                    $  61,343    $   6,024
      Restricted cash                                                                 16,000         --
      Accounts receivable, net                                                         9,472        4,306
      Investments                                                                      5,176          871
      Inventory                                                                        2,406          387
      Other current assets                                                             6,151        1,252
                                                                                   ---------    ---------

                                                                                     100,548       12,840
                                                                                   ---------    ---------

Property and equipment, net                                                          127,575       38,033
Goodwill, net                                                                         38,003       13,587
Other assets, net                                                                     35,575        8,665
                                                                                   ---------    ---------

                                                                                     201,153       60,285
                                                                                   ---------    ---------

                                                                                   $ 301,701    $  73,125
                                                                                   =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Accounts payable                                                             $  12,443    $   9,683
      Accrued expenses                                                                26,743        3,090
      Current portion of capital lease obligations                                       722          223
      Current portion of long-term debt                                                4,832          736
      Other current liabilities                                                          726          512
                                                                                   ---------    ---------

                                                                                      45,466       14,244
                                                                                   ---------    ---------

Deferred compensation                                                                    158          151
Capital lease obligation, less current portion                                         1,453          658
Long-term debt, less current portion                                                 232,674       19,088
Minority interest                                                                        182        3,279

Commitments and contingencies

Shareholders' equity:
      Preference shares:

           Authorized - 10,000,000 no par shares; none issued or outstanding            --           --
      Common shares:
           Authorized -  unlimited  number of no par common  shares;  issued and outstanding - September 30, 1996 - 21,257,697 shares,

               September 30, 1995 - 18,700,290 shares                                 72,647       50,166
      Commitment to issue shares:
           September 30, 1996 - 1,922,007 shares,

           September 30, 1995 - 336,498 shares                                        25,454        1,494
      Accumulated deficit                                                            (76,333)     (15,955)
                                                                                   ---------    ---------

                                                                                      21,768       35,705
                                                                                   ---------    ---------

                                                                                   $ 301,701    $  73,125
                                                                                   =========    =========

See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                      Consolidated Statements of Operations

               (In thousands, except per share and share amounts)

                   Years ended September 30, 1996 and 1995 and
                    thirteen months ended September 30, 1994

                                                                                           Thirteen
                                                            Year ended     Year ended    months ended
                                                           September 30,  September 30,  September 30,
                                                               1996           1995           1994
                                                             --------       --------       --------
                                                                       (In U.S. Dollars)
Revenues:

      Telecommunication services                             $ 31,726       $ 11,118       $    112
      Product                                                   9,573          7,563          5,889
                                                             --------       --------       --------

                     Total revenues                            41,299         18,681          6,001
                                                             --------       --------       --------

Operating costs and expenses:

      Network expenses                                         26,580         10,103            149
      Facilities administration and maintenance                10,317          2,096             26
      Cost of product revenues                                  3,974          3,096          2,137
      Selling, general and administrative                      33,375         11,373          3,953
      Research and development                                  1,352          1,270            689
      Depreciation and amortization                             8,298          2,374            384
                                                             --------       --------       --------

                     Total operating costs and expenses        83,896         30,312          7,338
                                                             --------       --------       --------

                     Loss from operations                     (42,597)       (11,631)        (1,337)
                                                             --------       --------       --------

Other expenses (income):

      Interest income                                          (5,549)          (303)          (254)
      Interest expense, net of amounts capitalized             21,224            838             27
      Loss from joint venture                                   1,495            661          1,099
      Write-off of pre-operating costs                           --             --              691
      Loss on investments                                          26            526           --
      Other                                                       839            160             87
                                                             --------       --------       --------

                                                               18,035          1,882          1,650
                                                             --------       --------       --------

                     Loss before minority interest in
                           income (loss) of subsidiary
                           and income tax                     (60,632)       (13,513)        (2,987)
                                                             --------       --------       --------

                                   (Continued)

                          GST TELECOMMUNICATIONS, INC.

               (In thousands, except per share and share amounts)

                                                                                           Thirteen
                                                            Year ended     Year ended    months ended
                                                           September 30,  September 30,  September 30,
                                                               1996           1995           1994
                                                             --------       --------       --------
                                                                       (In U.S. Dollars)
Income tax expense:

      Current                                                $    157       $     70       $    487
      Deferred                                                   --               96             15
                                                             --------       --------       --------

                                                                  157            166            502
                                                             --------       --------       --------

                     Loss before minority interest
                           in income (loss) of subsidiaries   (60,789)       (13,679)        (3,489)

Minority interest in (income) loss
      of subsidiaries                                             411          2,364             (2)
                                                             --------       --------       --------

                     Loss for the period                     $(60,378)       (11,315)        (3,491)
                                                             ========       ========       ========

Loss per share                                               $  (3.18)      $  (0.82)      $  (0.35)
                                                             ========       ========       ========

Weighted average common and common
      equivalents shares outstanding                         18,988,127     13,780,796     9,878,704

See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                 Consolidated Statements of Shareholders' Equity

                    (In thousands, except per share amounts)

                                (In U.S. Dollars)

                                                   Commitment to
                                                    issue common
                                                    shares (Note 6)                Common shares                            Total
                                                -------------------------     ------------------------   Accumulated   shareholders'
                                                  Shares         Amount         Shares        Amount       deficit         equity
                                                ----------     ----------     ----------    ----------    ----------     ----------
Balance, August 31, 1993                              --       $     --        9,003,421    $   10,511    $   (1,149)    $    9,362

Issuance of common stock for
      services                                        --             --           48,000           183          --              183
Issuance of common stock, net                         --             --        2,515,479        10,368          --           10,368
Issuance of common stock under
      option plans                                    --             --          343,750           974          --              974
Commitment to issues shares for
      business combinations                        551,536          3,038           --            --            --            3,038
Net loss                                              --             --             --            --          (3,491)        (3,491)
                                                ----------     ----------     ----------    ----------    ----------     ----------

Balance, September 30, 1994                        551,536          3,038     11,910,650        22,036        (4,640)        20,434

Issuance of common stock for
      services                                        --             --           34,057           150          --              150
Issuance of common stock in
      business combinations                       (551,536)        (3,038)     1,719,785         8,785          --            5,747
Issuance of common stock, net                         --             --        4,593,598        17,965          --           17,965
Issuance of common stock under
      option plans                                    --             --          442,200         1,230          --            1,230
Commitment to issues shares for
      business combinations                        336,498          1,494           --            --            --            1,494
Net loss                                              --             --             --            --         (11,315)       (11,315)
                                                ----------     ----------     ----------    ----------    ----------     ----------

Balance, September 30, 1995                        336,498          1,494     18,700,290        50,166       (15,955)        35,705

Issuance of common stock for
      services                                        --             --           85,627           621          --              621
Issuance of common stock in
      business combinations                       (168,249)          (747)     1,200,873        11,097          --           10,350
Issuance of common stock, net                         --             --        1,189,849         9,672          --            9,672
Issuance of common stock under
      option plans                                    --             --           67,500           293          --              293
Commitment to issues shares for
      business combinations                      1,753,758         24,707           --            --            --           24,707
Issuance of common stock under
      employee stock purchase plan                    --             --           13,558           132          --              132
Accrual of compensation costs for
      stock award and option plans                    --             --             --             666          --              666
Net loss                                              --             --             --            --         (60,378)       (60,378)
                                                ----------     ----------     ----------    ----------    ----------     ----------

Balance, September 30, 1996                      1,922,007     $   25,454     21,257,697    $   72,647    $  (76,333)    $   21,768
                                                ==========     ==========     ==========    ==========    ==========     ==========


See accompanying notes to financial statements.

                          GST TELECOMMUNICATIONS, INC.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                   Years ended September 30, 1996 and 1995 and
                    thirteen months ended September 30, 1994

                                                                                           Thirteen
                                                            Year ended     Year ended    months ended
                                                           September 30,  September 30,  September 30,
                                                               1996           1995           1994
                                                             --------       --------       --------
                                                                       (In U.S. Dollars)
Operations:

      Loss for the period                                    $(60,378)      $(11,315)      $ (3,491)
      Items not involving cash:
           Minority interest in income (loss) of subsidiary      (411)        (2,364)             2
           Loss from joint ventures                             1,495            661          1,099
           Write-off of pre-operating costs                      --             --              691
           Depreciation and amortization                        9,496          2,824            557
           Deferred income taxes                                 --               96             15
           Deferred compensation                                    7            151           --
           Accretion of interest                               19,978           --             --
           Write-off of other assets                              766            122           --
           Issuance of stock for compensation                     890           --             --
           Issuance of stock for financing commitment             396            150            183
           Loss on disposal of fixed assets                       246           --             --
           Loss on investments                                     26            526           --

Changes in non-cash operating working capital:

      Accounts receivable, net                                 (1,066)        (1,549)          (882)
      Inventory                                                (2,019)           (13)          (163)
      Other current and other assets, net                      (5,304)          (417)          (120)
      Accounts payable and accrued liabilities                  2,387           (190)         2,350
      Other current liabilities                                   185            262             53
                                                             --------       --------       --------

                     Cash provided by (used in) operations    (33,306)       (11,056)           294
                                                             --------       --------       --------

Investments:

      Acquisition of subsidiaries, net of cash acquired        (1,441)           207         (4,235)
      Investment in joint ventures                               --             --              (35)
      Settlement of notes receivable                             --            3,367         (5,107)
      Purchase of investment in affiliate                        (294)          --             --
      Purchase of investments                                  (9,799)           848           (843)
      Proceeds from sale of investments                         5,493           --             --
      Purchase of fixed assets                                (76,192)       (27,730)          (906)
      Proceeds from sale of fixed assets                            8           --             --
      Purchase of other assets                                 (7,449)        (1,829)          (580)
      Change in restricted cash                               (16,000)          --             --
                                                             --------       --------       --------

                     Cash used in investing activities       (105,674)       (25,137)       (11,706)
                                                             --------       --------       --------

Financing:

      Proceeds from long-term debt                            196,207         19,857           --
      Principal payments on long-term debt                     (2,112)          (816)          (387)
      Issuance of common shares, net of issuance costs         10,098         19,195         11,342
      Deferred debt financing costs                            (9,894)          (853)           (70)
      Issuance of subsidiary shares                              --              615           --
                                                             --------       --------       --------

                     Cash provided by financing activities    194,299         37,998         10,885
                                                             --------       --------       --------

                     Increase (decrease) in cash and cash
                       equivalents                             55,319          1,805           (527)

Cash and cash equivalents, beginning of period                  6,024          4,219          4,746
                                                             --------       --------       --------

Cash and cash equivalents, end of period                     $ 61,343       $  6,024       $  4,219
                                                             ========       ========       ========

See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                           September 30, 1996 and 1995

                                (In U.S. Dollars)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) DESCRIPTION OF THE COMPANY

         GST Telecommunications, Inc. (the Company) is a Canadian company in the business of providing competitive local exchange services primarily in the western United States. In addition, the Company provides a range of telecommunications services which include long distance, Internet access and data services. The Company also manufactures telecommunications switching equipment.

         The consolidated financial statements for the years ended September 30, 1996 and 1995, and the thirteen months ended September 30, 1994 have been reported in U.S. dollars, the functional currency of the Company. The Company changed its fiscal year-end to September 30 effective in 1994 (note 10).

   (b) BASIS OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. The Company's investments in unconsolidated companies owned 20% or more are accounted for using the equity method. All significant intercompany accounts have been eliminated.

   (c) CASH AND CASH EQUIVALENTS

         Cash equivalents consist of short-term, highly liquid investments with original maturities of ninety days or less.

   (d) RESTRICTED CASH

         Pursuant to an agreement between the Company and a vendor relating to a construction in progress as of September 30, 1996, the Company is required to maintain $16 million in a restricted account pending the completion of the project as collateral against payment. Completion of the project is anticipated in the next fiscal year. At September 30, 1996, the Company is committed to purchase approximately $20.7 million relating to this project.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (e) ACCOUNTS AND NOTES RECEIVABLE

         The Company maintains a security interest in the telecommunications systems it sells until the Company is paid in full. Management provides an allowance for doubtful accounts and notes based on current customer information and historical statistics. The allowance for doubtful accounts was $1,264 and $1,401 at September 30, 1996 and 1995, respectively.

   (f) INVESTMENTS

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (Statement 115) at October 1, 1994. Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

         Trading and available-for-sale securities are recorded at fair value. All of the Company's investments comprised primarily of U.S. Treasury Securities and commercial paper, are classified as available-for-sale and mature in periods ranging from 3 to 9 months. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of new cost basis for the security. Dividend income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific-identification method for determining the cost of securities sold. The amortized cost approximated the market value of these securities at September 30, 1996 and 1995.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (g) INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value) and consists of the following:

                                                                  1996     1995
                                                                 ------   ------

               Raw materials                                     $  378   $  317
               Work in process                                      346       70
               Finished and refurbished goods                     1,682     --
                                                                 ------   ------

                              Total inventory                    $2,406   $  387
                                                                 ======   ======

   (h) INVESTMENTS IN AFFILIATES

         The Company has a 50% interest in Phoenix Fiber Access, Inc., a competitive access fiber optic telecommunications network in the Phoenix, Arizona metropolitan area. The carrying value of this investment, which is included in other assets in the accompanying consolidated balance sheet was $1,364 and $2,859 at September 30, 1996, and 1995, respectively.

         The Company has an approximate 40% interest in GST Global Telecommunications, Inc. (GST Global), a publicly traded corporation on the Vancouver Stock Exchange which intends to conduct telecommunications operations on a worldwide basis. The carrying value of this investment, which is included in other assets in the accompanying consolidated balance sheet, was $3,634 at September 30, 1996 (see note 2).

    (i) PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost and is depreciated on the straight-line basis over their estimated useful lives, which are as follows:

               Telecommunications networks                              10 years
               Electronic and related equipment                         10 years
               Leasehold improvements                                   10 years
               Furniture, office equipment and other                 3 - 7 years
               Building                                                 40 years

         Construction, engineering and overhead costs directly related to the development of competitive access networks are capitalized. The Company begins depreciating these costs when the networks become commercially operational. Depreciation is provided using the straight-line method over the estimated useful lives of the assets owned.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

    (j) GOODWILL

         Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized over periods ranging from five to twenty years using the straight-line method. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through discounted projected future cash flows of the acquired businesses from which the goodwill arose. Amortization charged to operations was $1,690, $389, and $19 for the years ended September 30, 1996 and 1995, and the thirteen month period ended September 30, 1994, respectively.

   (k) REVENUE RECOGNITION

         For telecommunication services revenue, revenue is recorded upon placing of calls or rendering of other related services. For telecommunication product revenue, revenue is recorded upon shipment of product and is presented in the accompanying consolidated statements of operations net of product returns.

         Deferred revenue, of which $477 and $373 are included in other current liabilities in the accompanying balance sheet at September 30, 1996 and 1995, respectively, consists of monthly service contract payments received in advance, warranty payments received in advance and research and development advances. Advance warranty payments are amortized over the length of warranty on the system sold, which is typically one year.

    (l) LOSS PER SHARE

         Loss per share has been calculated using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period (using the treasury stock method for dilutive common equivalent shares). Common equivalent shares consist of options and warrants to purchase common stock.

         Fully diluted loss per share has not been presented for the outstanding options and warrants as they are anti-dilutive.

  (m) ISSUANCE OF SUBSIDIARY STOCK

         Issuances of subsidiary stock are accounted for as capital transactions in the accompanying consolidated financial statements.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (n) SEGMENTED INFORMATION

         Segmented information has not been presented as the Company is presently operating 100% in the telecommunications industry in the United States and all revenues and operating profits and losses are derived from United States operations and substantially all assets reside in the United States.

   (o) INCOME TAXES

         The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

   (p) FOREIGN CURRENCY

         The functional currency of all of the Company's operations is the U.S. dollar. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", nonmonetary balance sheet items recorded in Canadian dollars are remeasured at historical rates and monetary balance sheet items recorded in Canadian dollars are remeasured at current rates. Exchange gains and losses from remeasurement of monetary assets and liabilities are recognized currently in income.

   (q) FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term investments, short-term borrowings and accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments.

         The carrying amount of the Company's long-term debt approximates its fair value. The fair value of the Company's long-term debt was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   (r) USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (s) RECLASSIFICATIONS

         Certain   reclassifications   have  been   made  in  the   accompanying
         consolidated financial statements for 1995 and 1994 to conform with the 1996 presentation.

(2) ACQUISITIONS

      From September 1, 1993 through September 30, 1996, the Company made the acquisitions set forth below, each of which was accounted for as a purchase,  except  for  Canadian  Programming  Concepts,  Inc.,  which was accounted for as an equity investment. The consolidated financial statements include the operating results from the effective date of acquisition.

   (a) CALL AMERICA BUSINESS COMMUNICATIONS, INC. (CALL AMERICA)

         In the fourth quarter of 1996, the Company acquired 100% of the outstanding capital stock of Call America. Call America is a California company that provides long distance and ancillary communications services. The Company acquired Call America for consideration of $14,777, consisting of 1,177,692 shares of common stock valued at $12.50 per share, and $56 in legal fees. An additional 130,000 common shares have been placed in escrow and will be issued to the former owners of Call America in one year, subject to certain indemnification clauses contained in the purchase agreement. Up to an additional 114,489 shares could be issued to the former Call America owners if the market price of the Company's common stock is less than $12.50 six months after the closing date. Additionally, $533 in notes receivable due from the former owners of Call America will be forgiven if certain operating milestones are met over the next 10 years. In connection with this acquisition, the Company recorded $21,166 in assets, including $9,798 in goodwill, and $6,389 in liabilities.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (b) TOTALNET COMMUNICATIONS, INC. (TOTALNET)

         In the fourth quarter of 1996, the Company acquired 100% of the outstanding capital stock of TotalNet, a long distance service provider. The Company acquired TotalNet for consideration of $7,911, consisting of 401,160 common shares valued at $4,373, a commitment to issue shares valued at $3,498 at the one year anniversary of the agreement, and $40 in legal fees. The number of shares issuable at the one year anniversary will be determined by a share price based on the weighted average market price of the Company's common shares for the ten days preceding the anniversary providing that in no case will the anniversary share price be lower than $7.63 or greater than $20. An additional 80,232 common shares will be issued to the former owners of TotalNet at the anniversary date, subject to certain indemnification clauses contained in the purchase agreement. In connection with this acquisition, the Company recorded $10,149 in assets, including $4,700 in goodwill, and $2,239 in liabilities.

   (c) GST TELECOM, INC. (GST TELECOM)

         In the third quarter of 1994, the Company acquired 60% of the shares of GST Telecom in exchange for contributing 60% of the shares of Tucson Lightwave, Inc. (Tucson) and a commitment to provide at least $11,024 in equity financing. GST Telecom develops, constructs, and operates competitive local exchange networks and other communications systems. The shares of Tucson were acquired from Pacwest, LLC (Pacwest) (an entity controlled by the Chief Executive Officer of the Company) in exchange for 100,000 common shares of the Company valued at $447. The Company has made $132,184 in equity contributions to GST Telecom through September 30, 1996.

         In the third quarter of 1995, the Company acquired an additional 20% of GST Telecom for 1,000,000 common shares valued at $5 per share.

         In the first quarter of 1996, the Company acquired the remaining 20% of GST Telecom for consideration of up to a maximum of 1,000,000 common shares (valued at $10.00 per share) based upon the fair market value of a 20% interest in GST Telecom, which was determined by an independent appraisal during September 1996. Currently, 1,000,000 common shares are held in escrow pending the release of such shares. In addition, the parties agreed that the Company has fulfilled all of its obligations relating to the funding of GST Telecom and its subsidiaries.

         In connection with these acquisitions, the Company recorded $40,516 in net assets, including goodwill of $15,330, and liabilities of $3,478.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (d) NATIONAL APPLIED COMPUTERS TECHNOLOGIES, INC. (NACT)

         In the fourth quarter of 1993, the Company purchased 52% of the common shares of NACT. Subsequent to September 1, 1993, at various times, the Company acquired the remaining 48% interest of NACT. NACT is a Utah manufacturer of telecommunications switching and network management equipment for the inter-exchange industry.

         The consideration paid for 100% of NACT's outstanding common shares consisted of $3,621 in cash, $466 in notes payable, $160 in legal fees and 956,283 common shares valued at $4,832. 15% of the stock acquired from NACT was purchased from NACT's former President, who is also the Company's Chief Technology Officer and a Director of the Company, for 384,195 common shares of the Company. In connection with these acquisitions, the Company recorded $10,122 in net assets, including goodwill of $1,387, and liabilities of $1,203.

   (e) INTERNATIONAL TELEMANAGEMENT GROUP, INC. (ITG)

         In the third quarter of 1995, the Company acquired 100% of the outstanding capital stock of ITG. ITG is an Ohio company that provides a variety of domestic and international long distance services. The Company acquired ITG for consideration of $75, the assumption of certain liabilities, and an earn out provision. In connection with this acquisition, the Company recorded $7,261 in net assets, including goodwill of $4,025, and liabilities of $7,185.

    (f) OTHERS

         In May 1996, the Company purchased from Tomen America, Inc. the remaining 10% interest in the GST Pacific Lightwave, Inc., a GST Telecom subsidiary which operates a fiber optic competitive local exchange network in southern California. The consideration paid for this acquisition consisted of $1,250 in cash, which was recorded as goodwill.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         In a series of transactions during the third and fourth quarters of 1996, the Company acquired approximately 40% of Canadian Programming Concepts, Inc. (CPC), a Canadian corporation which is publicly traded on the Vancouver Stock Exchange, for consideration of $3,659. As a result of this investment, CPC's name was changed to GST Global. Concurrent with this investment, four of the Company's directors and one of the Company's employees were appointed to GST Global's six member board of directors. The key officers of GST Global are officers of the Company. Several employees and directors of the Company own shares in GST Global amounting to approximately 5% of GST Global's outstanding shares at September 30, 1996. At September 30, 1996, the market value of GST Global totaled approximately $26,366.

         During 1996, the Company acquired the assets of Reservations, Inc. dba Hawaii Online (HOL), the assets of Texas-Ohio Communications, Inc.
         (TOC), and 100% of the outstanding capital stock of Tri-Star Residential Communications, Inc. (Tri-Star). HOL is an Internet service provider; TOC is a long distance service provider; and Tri-Star provides shared tenant services consisting of long distance, cable television and security service to tenants of multi-dwelling apartment units. Consideration paid for these acquisitions totaled $3,341 and consisted of 32,624 common shares valued at $350, a commitment to issue common shares valued at $2,115 over the next two years, $599 in accrued payments to be made during 1997, $120 of cash, and $157 in legal fees. In connection with these acquisitions, the Company recorded $5,529 in assets, including $1,085 of goodwill, and $2,278 in liabilities.

         The  pro  forma  results  shown  below  reflect   purchase   accounting
adjustments assuming the acquisitions described above occurred as of the beginning of each of the periods presented:

                                             Year            Year
                                            ended           ended
                                         September 30,   September 30,
                                             1996           1995
                                         (Unaudited)     (Unaudited)
                                             ----           ----

               Revenues                    $ 71,600        54,762
               Net loss                     (65,196)      (22,918)
               Net loss per share             (3.05)        (1.34)

         The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(3) PROPERTY AND EQUIPMENT

                                                     September 30, September 30,
                                                          1996         1995
                                                       ---------    ---------

               Telecommunications networks             $  25,551    $   9,577
               Electronic and related equipment           31,547       10,058
               Leasehold improvements                      3,619          300
               Furniture, office equipment and other       8,746        2,201
               Building                                    2,134        2,134
               Construction in progress                   62,763       15,313
                                                       ---------    ---------

                                                         134,360       39,583

               Less accumulated depreciation              (6,785)      (1,550)
                                                       ---------    ---------

                                                       $ 127,575    $  38,033
                                                       =========    =========

      Property and equipment includes $62,763 and $15,313 of equipment which had not been placed in service at September 30, 1996 and 1995, respectively, and accordingly, is not being depreciated. During the year ended September 30, 1996 and 1995, $2,316 and $291 of interest, respectively, was capitalized as part of telecommunications networks and networks in progress.

(4) ACCRUED EXPENSES

                                                     September 30, September 30,
                                                          1996         1995
                                                       ---------    ---------

               Fixed asset purchases                   $  14,153          796
               Accrued acquisition costs                   4,213         --
               Carrier costs                               4,057          680
               Other                                       4,320        1,614
                                                       ---------    ---------

                              Total                    $  26,743        3,090
                                                       =========    =========

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(5) FINANCING ARRANGEMENTS

   (a) DEBT

         The Company's long-term debt at September 30, 1996 and 1995 is as follows:

                                                                                     1996        1995
                                                                                     ----        ----
               Note payable to Tomen,  quarterly  interest payments at the LIBOR rate plus 3% (8.7% at  September 30,  1996) with  quarterly principal  payments  (together with  interest)  beginning in fiscal 1998 through 2005,  collateralized by equipment.  The
                    Company  has the option to convert  the  interest  rate to a fixed rate equal to the Treasury index rate
                    plus 3% during the term of the loan                            $ 31,771     16,674
               Senior discount notes, 13-7/8% effective interest with
                    semi-annual interest payments due beginning June 15,
                    2001 on a total maturity value of $312,448, principal
                    due December 15, 2005                                           177,760       --
               Convertible senior subordinated discount notes 13-7/8%
                    effective interest with semi-annual interest payments
                    due beginning June 15, 2001 on a total maturity value
                    of $39,056, principal due December 15, 2005                      22,220       --
               Other                                                                  5,755      3,150
                                                                                   --------   --------

                                                                                    237,506     19,824

               Less current portion of long-term debt                                 4,832        736
                                                                                   --------   --------

                                                                                   $232,674     19,088
                                                                                   ========   ========

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         The schedule of future principal payments on long-term debt is as follows:

                     1997                                        $       4,832
                     1998                                                3,474
                     1999                                                4,567
                     2000                                                5,438
                     2001                                                5,295
                     Thereafter                                        213,900
                                                                 -------------

                                                                 $     237,506
                                                                 =============

   (b) ISSUANCE OF DEBT AND CONVERTIBLE DEBT SECURITIES

         In the first quarter of 1996, the Company issued approximately $180 million in 39,056 Units (the Units) each consisting of eight 13.875% (effective interest rate) Senior Discount Notes (the senior notes) and one 13.875% (effective interest rate) Convertible Senior Subordinated Discount Note (the convertible notes) maturing on December 15, 2005. The Units were sold at a substantial discount and there will be no accrual of cash interest prior to December 15, 2000 or payment of interest until June 15, 2001. The Units accrete to a total principal amount of approximately $351.5 million by December 15, 2000. The senior notes will rank in right of payment with all unsubordinated indebtedness of the Company while the convertible notes will be junior to all senior Company debt. The senior and convertible notes are subject to certain debt covenants.

         Each of the convertible notes is convertible at the option of the holder into common shares any time after December 15, 1996. The number of shares to be issued upon conversion is based on an accreted value on the conversion date divided by $7.536. In addition, after December 15, 1996, all of the convertible notes may be automatically converted to common shares by the Company if the Company's common shares sustain certain market value levels for 30 consecutive trading days.

         On or after December 15, 2000, the senior and convertible notes will be redeemable at the option of the Company.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (c) TOMEN AMERICA, INC. FACILITY

         In the first quarter of 1995, the Company entered into a master financing agreement with Tomen America, Inc. (Tomen). Under the agreement, Tomen will loan up to $100 million to subsidiaries of the Company for development and construction of network projects. An upfront fee of 1.50% of the aggregate principal amount of each project loan and a commitment fee of 0.50% per annum on the unused portion of each project loan is payable to Tomen. Tomen will evaluate each network project separately to determine if it will participate in financing the project. The agreement originally provided Tomen the right to purchase a 10% equity interest in each network project it financed. Pursuant to such right, in 1995 Tomen purchased a 10% interest in the Company's southern California project. In May 1996, the Company repurchased the 10% interest in the project and the agreement was amended to cancel Tomen's right to purchase an equity interest in funded projects. As of September 30, 1996, Tomen has agreed to provide a total of $34.45 million in debt financing to the Company's subsidiaries ($31.8 million of which has been drawn down as of September 30, 1996) for construction and operation of its fiber optic networks in Southern California, New Mexico, and Arizona. The Tomen financing agreements are subject to certain debt covenants. Subsequent to September 30, 1996, Tomen has agreed to provide an additional $41 million in debt financing for the Company's Hawaiian network.

         Concurrent with the signings of the master financing agreement and subsidiary credit agreements, the Company has also signed stock purchase agreements with Tomen wherein Tomen purchased shares of common stock and received warrants to purchase additional shares of common stock. Pursuant to such agreements, through September 30, 1996, Tomen has purchased 1,074,074 shares of common stock at prices ranging from $4.60 to $10.80 per share for total cash consideration of $6,955. Tomen also holds warrants to purchase up to 546,155 additional shares of common stock at prices ranging from $5.52 to $12.96 per share. Such warrants expire at various times between October 1996 and May 1998. Subsequent to September 30, 1996, Tomen exercised a warrant and purchased 250,000 shares of common stock at $5.52 per share for total cash consideration of $1,380.

         The Company's Chief Executive Officer serves as a consultant to Tomen for which he is paid a fee. Simultaneous with the execution of the June 21, 1994 purchase of 60% of GST Telecom from Pacwest. Pacwest contracted with the Company to receive a fee equal to 1% of the aggregate debt and equity financing provided by Tomen to the Company.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (d) SIEMENS STROMBERG-CARLSON AGREEMENT

         In the fourth quarter of 1996, the Company entered into a loan and security agreement with Siemens Stromberg-Carlson (Siemens). Under the terms of the agreement, Siemens will loan up to $226 million to the Company for the purchase and installation of telecommunications switching and related equipment. Amounts borrowed under the agreement will initially bear interest at LIBOR plus 4.5% and will be secured by the equipment. Such interest will decrease to LIBOR plus 3.5% at the time each initial loan is converted to a term loan, which conversion will occur at the first calendar quarter following the initial loan. Upon making the first loan request, the Company will be committed to purchase a minimum of $16.5 million in equipment over 3 years. Amounts borrowed under the agreement will be repaid in 24 quarterly installments beginning 5 quarters after the initial loan is converted to a term loan. At September 30, 1996, no amount had been borrowed pursuant to this agreement.

   (e) NORTHERN TELECOM, INC. PURCHASE AGREEMENT

         In the fourth quarter of 1996, the Company entered into a purchase agreement with Northern Telecom, Inc. (Nortel), pursuant to which the Company is committed to purchase a minimum of $50 million, of which $1.9 million has been purchased as of September 30, 1996, in telecommunications switching equipment over the next three years. The Company is currently negotiating an agreement to finance such equipment purchases with a third party.

   (f) LINE OF CREDIT

         At September 30, 1996, the Company was contingently liable under repurchase agreements for a maximum of $1,035 to a financial institution. The financial institution provides lease financing to NACT customers on a recourse basis. The Company has established a $1,000 line of credit with the financial institution to provide funding for payment of these leases, if required. No balance was outstanding under the line of credit at September 30, 1996.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(6) SHAREHOLDERS' EQUITY

   (a) COMMITMENT TO ISSUE SHARES

         Pursuant to a final agreement dated January 5, 1995, the Company is committed to issue 168,249 common shares at a fair value of $4.44 per share ($747) to former shareholders of NACT on January 5, 1997. Additionally, pursuant to the terms of the purchase agreements discussed in note 2, the Company is committed to issue a minimum of 1,753,758 shares valued at $24,707 at various times throughout 1997.

   (b) PREFERENCE SHARES

         The Company's Board of Directors has the authority, without any further vote or action by the Company's shareholders, to issue up to 10,000,000 Preference Shares, without par value (the Preference Shares), in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference.

   (c) ESCROW AGREEMENTS

         Of the 21,257,697 shares currently outstanding, 750,000 are held pursuant to an escrow agreement, their release being subject to the approval of regulatory authorities. These common shares have been issued by the Company and have rights equal to those of all other common shares except that the holders may not exercise voting rights on a resolution to cancel shares, and have waived their rights to receive dividends or to participate in the assets and property of the Company on a winding-up or dissolution of the Company. In accordance with the escrow provisions of this agreement, these shares cannot be sold or traded by the owner until they are released by the regulatory authorities in accordance with a formula adopted by the regulatory authorities. If the Company has not met the conditions set for the release of these shares by January 16, 2001, these shares will be canceled.

         Pursuant to the Company acquiring the remaining 20% interest in GST Telecom during 1996, 1,000,000 common shares were put in escrow pending a valuation of GST Telecom. An independent appraisal of GST Telecom was received in September 1996 allowing the release of such shares from escrow (see note 2). On November 7, 1996, such shares were released from escrow.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (d) 1996 EMPLOYEE STOCK PURCHASE PLAN

         In July 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Stock Purchase Plan) which provides eligible employees of the Company with an opportunity to acquire common shares of the Company. It is the intention of the Company that the Stock Purchase Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code. Under this Stock Purchase Plan, the Company authorized the issuance of 500,000 common shares to be issued to employees of the Company.

         Employees who own 5% or more of the voting rights of the Company's outstanding common shares may not participate in the Plan.

   (e) STOCK OPTION PLANS

         EMPLOYEE STOCK OPTION PLANS

         In January 1995, the Company  created a Stock  Incentive Plan (the 1995
         Plan) which provides for the granting to employees (including officers and employee directors) of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, and for the
         granting  of  non-statutory  stock  options  to  employees   (including
         officers and employee directors), directors and consultants. The options have a term of five years and vest and become exercisable at the discretion of the Board of Directors. Under the plan, no options vest until at least six months after the date of grant.

         In January 1996, the Company created an additional Stock Incentive Plan (the 1996 Plan) in which the Board of Directors approved and authorized the issuance of 400,000 stock options to be granted to employees of the Company. The terms of the 1996 Plan are identical to that of the 1995 Plan. In January 1996, the Board of Directors also authorized a 1 million increase in the number of common shares reserved for issuance under the Company's 1995 Stock Option Plan.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         1996 SENIOR OPERATING AND EXECUTIVE OFFICER STOCK OPTION PLANS

         In May 1996, the Company adopted the 1996 Senior Operating Officer Stock Option Plan (the Senior Operating Plan) and the 1996 Senior Executive Officer Stock Option Plan (the Senior Executive Plan) in which the Board of Directors approved and authorized the issuance of up to 900,000 and 600,000 options, respectively, to be awarded to senior operating and executive management of the Company, at a $10 option exercise price. The options have a term of six years and vest and become exercisable at the discretion of the Board of Directors. All stock options granted under the Senior Executive Plan as of September 30, 1996 vest upon the achievement of certain milestones as were determined by the Board of Directors. It is the intention of the Company that certain options granted pursuant to these Plans shall constitute incentive stock options under Section 422 of the Internal Revenue Code, while certain other options granted pursuant to these Plans shall be nonqualified stock options.

         The exercise price of all incentive stock options granted under these four Plans must be at least equal to the fair market value of the shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding share capital, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. The exercise price of all nonqualified stock options granted under the 1995 and 1996 Plans and the Senior Operating and Executive Plans must be at least 80% and 50%, respectively, of the fair market value of the common stock on the date of grant.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         Activity under the various stock option plans is as follows:

                                                 Number of        Price
                                                  Shares          Range
                                                ----------    ---------------

Options outstanding at August 31, 1993             785,250     $ 1.00 -   3.00

Options:

     Granted                                       435,000       4.25 -   5.00
     Exercised                                    (343,750)      1.00 -   3.00
     Canceled                                           -             -
                                                ----------    ---------------

Options outstanding at September 30, 1994          876,500       1.00 -   5.00

Options:

     Granted                                     1,190,035       3.55 -   6.75
     Exercised                                    (442,200)      1.00 -   4.25
     Canceled                                      (30,042)      3.55 -   5.00
                                                ----------    ----------------

Options outstanding at September 30, 1995        1,594,293       3.55 -   6.75

Options:

     Granted                                     1,563,373       5.00 -  10.00
     Exercised                                     (67,500)      3.55 -   6.75
     Canceled                                      (32,447)      6.75 -  10.00
                                                ----------    ----------------

Options outstanding at September 30, 1996        3,057,719     $ 3.55 -  10.00
                                                ==========    ================

         Of the 3,057,719 options outstanding, 1,208,843 options were vested and exercisable and 966,089 options were available for future grant.

   (f) 1996 STOCK BONUS AGREEMENT

         In September 1994, the Company's Board of Directors adopted a Stock Award Plan which provides for the awarding of up to 70,000 common shares of the Company to a certain member of management upon the achievement of certain milestones.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (g) WARRANTS OUTSTANDING

         Warrants outstanding and exercisable at September 30, 1996:

                   Number of
                 common shares         Exercise                 Exercise
                   Issuable              Price               Expiration Date
                   --------              -----               ---------------

                      250,000             $5.52             October 23, 1996
                      125,000             $5.62               April 26, 1997
                      171,155            $12.96                 May 23, 1998
                       50,000            $10.00               April 29, 1999
                      300,000             $6.75           September 30, 2000

         The 546,155 warrants expiring October 23, 1996 through May 23, 1998 were granted to Tomen in conjunction with the Tomen financing agreements (see note 5), of which the 250,000 warrants expiring October 23, 1996 were exercised during October 1996. The 50,000 warrants expiring April 29, 1999 were granted in conjunction with a private placement of common stock during fiscal year ending 1994. The 300,000 warrants expiring September 30, 2000 were granted to a director of the Company. No value has been assigned to any granted warrants as the exercise price exceeded the common stock market price at the time of grant.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(7) INCOME TAXES

         The provision for income taxes differs from the amount computed by applying the Canadian statutory income tax rate to net income before taxes as follows:

                                                                     Thirteen
                                                                       month
                                        Year ended     Year ended   period ended
                                       September 30, September 30, September 30,
                                              1996         1995         1994
                                              ---          ---          ---

Computed expected income tax
      expense (benefit) at Canadian
      statutory rate                          (39)%        (39)%        (39)%
Expected state/province income tax
      expense (benefit)                        (4)          (6)          (5)
Increase (decrease) in valuation
      allowance                                21           38           56
Amortization of goodwill                        1            5            5
Minority interest                             --            (7)         --
Effect of difference in United
      States statutory rate                     5            5            6
Effect of acquisition of new subsidiaries      10            1          --
Non-deductible interest                         2          --           --
Other                                           4            4           (6)
                                              ---          ---          ---

            Income tax expense (benefit)      - %            1%          17%
                                              ===          ===          ===

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows:

                                                         September 30,    September 30,
                                                             1996             1995
                                                           --------         --------
Deferred tax assets:
     United States Federal and state
         net operating loss carryforwards                  $ 16,378         $  3,325
     Canadian net operating loss carryforwards                3,065            2,533
     Non-deductible interest                                  4,608             --
     Canadian non-deductible interest                           798             --
     Canadian capital loss carryforward                         128             --
     Other                                                    2,063            1,633
                                                           --------         --------

               Total gross deferred tax assets               27,040            7,491

     Less valuation allowance                               (19,429)          (6,734)
                                                           --------         --------

Deferred tax liabilities:
     Furniture, fixtures and equipment,
         due to differences in depreciation                   2,110              693
     Capitalized software/intangibles                         5,501               64
                                                           --------         --------

               Total gross deferred tax liabilities           7,611              757
                                                           --------         --------

               Net deferred taxes                          $   --           $   --
                                                           ========         ========

      The valuation allowance for deferred tax assets as of September 1, 1993 was $593. The net change in total valuation allowance for the years ended September 30, 1996 and 1995, and the thirteen month period ended September 30, 1994 was an increase of $12,695, $4,346, and $1,795 respectively.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

      The  Company   has   non-capital   losses  for  income  tax   purposes  of
      approximately Canadian $6,811 available to reduce Canadian taxable income of future years, expiring as follows:

                         1999                    $  686
                         2000                     2,072
                         2002                     1,597
                         2003                     2,456
                                                 ------

                                                 $6,811
                                                 ======

      Based on a history of recurring losses, it is questionable whether the Company will be allowed to utilize these Canadian losses if the tax authority determines that the Company has no reasonable expectation of profit. As of September 30, 1996, the Company also has a Canadian net capital loss carryforward of $389. Net capital losses can be carried forward indefinitely but can only be utilized to offset taxable capital gain.

      The  Company  has  net  operating   losses  for  income  tax  purposes  of
      approximately $44,985 available to reduce United States taxable income of future years, expiring as follows:

                         2007                   $   405
                         2008                       455
                         2009                     2,717
                         2010                     4,939
                         2011                    36,469
                                                -------

                                                $44,985
                                                =======

      For United States income tax purposes, utilization of net operating losses may be subject to limitation in the event a change in ownership of the Company has occurred pursuant to IRC Section 382. No analysis has been performed by the Company to determine whether such ownership change has occurred.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(8) LEASES

      The Company is obligated under capital leases for equipment which expire at various dates during the next five years. At September 30, 1996 and 1995, the gross amounts of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                               1996       1995
                                                              -------    -------

               Equipment                                      $ 2,068        853
               Less accumulated amortization                     (291)        67
                                                              -------    -------

                                                              $ 1,777        786
                                                              =======    =======

      The Company also has noncancelable operating leases, primarily for facilities, which expire over the next five years. Rental expense under operating leases was $1,501, $866 and $253 for the years ended September 30, 1996 and 1995, and the thirteen month period ended September 30, 1994, respectively.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

      Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 1996 are:

                                                                                   Capital  Operating
                                                                                   Leases    Leases
                                                                                   -------   -------
           Year ending September 30:
               1997                                                                $   980     2,777
               1998                                                                    900     2,902
               1999                                                                    494     2,797
               2000                                                                    235     1,960
               2001                                                                      4     1,493
               Thereafter                                                             --       7,335
                                                                                   -------   -------

                           Total minimum lease payments                              2,613   $19,264
                                                                                             =======

               Less amount representing interest (at rates ranging
                    from 8.7 to 18.6%)                                                 438
                                                                                   -------

                           Net minimum lease payments                                2,175

               Less current installments of obligations under capital leases           722
                                                                                   -------

                           Obligations under capital leases, excluding
                                current installments                               $ 1,453
                                                                                   =======

      Under the terms of two noncancelable subleases, the Company will receive $220 over the next ten years.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(9) COMMITMENTS AND CONTINGENCIES

   (a) PENSION AND PROFIT SHARING PLANS

         In 1995, the Company  adopted a defined  contribution  401(k) plan (the
         Plan). Employees are eligible to participate in the Plan upon commencement of service. Participants may defer up to 15% of eligible compensation. Currently, the Company does not provide matching contributions for the Plan.

         NACT also sponsors a defined contribution 401(k) plan for employees who have completed one year of service and attained the age of 21. Participants may defer up to 15% of eligible compensation. The Company, at its discretion, may match 50% of participant contributions up to 7.5% of participant compensation. NACT made employer contributions to this plan of $60, $51 and $32 in the years ending September 30, 1996, 1995 and 1994, respectively.

         Through September 30, 1996, NACT provided a discretionary profit sharing program for full time employees who had completed one full year of employment. Under the plan, 10% of the increase in profits based on NACT's previous highest retained earnings balance were allocated among employees determined on length of employment and salary level at the discretion of the Board of Directors. Contributions to the program were $132, $171 and $105 for the years ended September 30, 1996 and 1995, and the thirteen month period ended September 30, 1994, respectively. The program was terminated on September 30, 1996.

   (b) LONG DISTANCE CARRIERS

         The Company is party to various contracts with long distance carriers pursuant to which the Company is committed to minimum service fees. The average monthly minimum commitments range from $1.6 million to $5.1 million per month over the next three years. The Company must pay the carriers for differences between the commitment amounts and the actual amounts billed.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (c) LEGAL PROCEEDINGS

         On August 24, 1995, Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively, "Aerotel") filed a patent infringement suit against NACT alleging that telephone systems manufactured and sold by NACT incorporate prepaid calling features which infringe upon a patent issued to Aerotel in November 1987. The complaint further alleges defamation and unfair competition by NACT and seeks various damages. NACT has filed an Answer and Counterclaim denying patent infringement, committing defamation or unfair competition and seeks judgment that the Aerotel patent is invalid and that Aerotel has misused its patent in violation of antitrust laws. Based on information currently available, NACT's management is of the opinion that there will be no material impact of NACT's financial position or results of operations as a result of this suit. Accordingly, no provision for loss has been provided in the accompanying financial statements.

         On April 24, 1996, C.W. Holdings (formerly Martin Holdings Ltd.) filed a damages suit against the Company alleging negligence in failing to safely deliver to C.W. Holdings a share certificate representing 209,738 common shares of the Company. C.W. Holdings has commenced an action in the Supreme Court of British Columbia against the Company, the Company's registrar and transfer agent, and other parties unrelated to the Company. The Company's legal counsel believes that it is improbable that there will be an outcome unfavorable to the Company in the legal proceedings.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position.

   (d) EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with key members of management. These agreements provide for payments based upon death, disability and change of control. The agreements also contain covenants not to compete.

(10) RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND IN CANADA

      These financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (U.S.
      GAAP). Except for the earnings/loss per share calculations as noted below, these financial statements also conform, in all material respects, with those accounting principles that are generally accepted in Canada (Canadian GAAP).

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

      For U.S. GAAP purposes, the 750,000 escrow shares disclosed in note 6 are considered contingent shares and are not included in the loss per share calculations. For U.S. GAAP purposes, when these shares are released from escrow, to the extent their fair market value exceeds their issuance price, compensation expense will be recognized by the Company. The loss per share determined in accordance with accounting principles generally accepted in Canada is $(3.06), $(0.78) and $(0.33) for the years ended September 30, 1996, 1995 and the thirteen month period ended September 30, 1994, respectively.

      The Company changed its fiscal year-end to September 30 effective in 1994. Accordingly, amounts reported in the consolidated financial statements are for the thirteen-month period ended September 30, 1994. Selected financial information as at and for the year ended August 31, 1994 is as follows:

Selected information from statement of operations:
      Revenues                                                         $  5,253
      Operating expenses                                                  6,147
                                                                       --------

                  Loss from operations                                      894

      Other expenses                                                      1,681
                                                                       --------

                  Loss before minority interest and income tax            2,575

      Income tax expense                                                    470
                                                                       --------

                  Loss before minority interest                           3,045

      Minority interest in income of subsidiaries                           126
                                                                       --------

                  Loss for the year                                    $  3,171
                                                                       ========

Selected information from statement of cash flows:
      Operations:
           Loss for the year                                             (3,171)
           Items not involving cash                                       2,420
           Changes in non-cash operating working capital                   (154)
                                                                       --------

                  Cash used in operations                                  (905)

      Financing                                                          14,040
      Investing                                                         (12,846)
                                                                       --------

                  Increase in cash and cash equivalents                     289

      Cash and cash equivalents, beginning of year                        4,745
                                                                       --------

      Cash and cash equivalents, end of year                           $  5,034
                                                                       ========

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(11) INFORMATION RELATING TO CONSOLIDATED STATEMENTS OF CASH FLOWS

      "Net cash provided (used) by operating activities" includes cash payments for interest of $1,813, $364 and $24 and cash payments for taxes of $-0-, $264 and $253, for the years ended September 30, 1996 and 1995, and the thirteen month period ended September 30, 1994, respectively.

      NON-CASH INVESTING AND FINANCING ACTIVITIES WHICH AFFECT THE CONSOLIDATED STATEMENTS OF CASH FLOWS

      Effective  May 1, 1995,  the Company  acquired a 100% interest in ITG. See note 2 for a discussion of the assets and liabilities acquired.

      On January 5, 1995, the Company acquired the remaining 20% of National Applied Computer Technologies, Inc. (see note 2). As a result of this transaction, the Company recorded $2,137 in other assets, $521 in liabilities, $747 in common stock, $1,494 in a commitment to issue common shares and a reduction of $886 to its non-controlling interest in subsidiaries account.

      Effective June 1, 1995, the Company acquired an additional 20% of GST Telecom (see note 2). The Company recorded $5,000 in common stock, $3,226 in other assets, and a reduction of $1,774 to its non-controlling interest in subsidiaries account related to this transaction.

      As a result of capital contributions made to GST Telecom, Inc. throughout the year ending September 30, 1995, the Company recorded $4,457 in other assets and an increase of $4,457 to its non-controlling interest in subsidiaries account.

      During the year ending September 30, 1995, the Company recorded a $200 reduction in notes receivable and a $200 increase to deferred financing costs pursuant to a loan agreement and promissory note dated July 7, 1994, whereby the Company loaned $200 to Pacwest Network, L.L.C. (Pacwest) which was repaid in full by crediting against fees payable to Pacwest in respect of financing provided by Tomen America, Inc.

      Property and equipment includes amounts in accounts payable and accrued liabilities of $18,291, $4,363 and $-0- at September 30, 1996, 1995 and 1994, respectively.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

      In September 1996, the Company acquired an additional 1.5 million common shares of GST Global, for consideration of $3,364 (see note 2). The Company recorded $3,364 in other assets and accrued liabilities relating to this transaction.

      During the year ending September 30, 1996, the Company recorded $45,478 in assets, $11,665 in liabilities, a reduction of $2,686 to minority interest, $29,444 in common stock and $5,613 in commitments to issue common stock as a result of the 1996 acquisitions discussed in note 2.

(12) RELATED PARTY TRANSACTIONS

      During the third and fourth quarters of 1996, the Company made payments of $5,997 and $2,970 to the FCC for 5 PCS licenses on behalf of Magnacom Wireless, LLC (Magnacom), a company controlled by the Chief Executive Officer of the Company. The $2,970 payment is included as an other current asset in the accompanying balance sheet, whereas the $5,997 payment is included as an other asset in the accompanying balance sheet. The Company is in the process of establishing a non-exclusive twelve year agreement with Magnacom; whereby, the Company will purchase services relating to such licenses from Magnacom for use or resale. As consideration for services provided by Magnacom to the Company, the Company will make annual lump sum payments to Magnacom in accordance with an agreed to schedule (with the $5,997 payment being the first of such payments) as advanced payments for the services to be provided by Magnacom. Subsequent to September 30, 1996, the Company made an additional payment of $5,426 to the FCC on behalf of Magnacom.

      The operations of the Company's Hawaiian microwave network require the use of radio licenses from the FCC. Such licenses are owned by PNI, a company controlled by the Company's Chief Executive Officer. Under agreements between the Company and PNI, (1) the Company pays a monthly fee to PNI to utilize PNI's licenses for its communications traffic and (2) PNI pays an equal monthly fee to the Company for the right to utilize the Company's facilities for other communications traffic using up to 10% of PNI's license capacity.

      A bridge loan that was obtained and paid back by the Company during 1995 was guaranteed by five executive officers of the Company. In consideration for the guarantee, such officers were issued 25,000 shares of common stock of the Company.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

      The Company paid approximately $2,264, $770 and $396 in legal fees in 1996, 1995 and 1994, respectively, to a firm having a member who is also a director of the Company.

      Under the Tomen facility, Tomen has the right to act as procurement agent for each network project it finances. The Company has purchased equipment through Tomen at competitive prices.

(13) GST USA

      In August 1994, the Company formed a wholly-owned subsidiary, GST USA, and transferred all U.S. assets, liabilities and operations into GST USA. Selected financial information as at and for the years ended September 30, 1996 and 1995 are as follows:

      Selected balance sheet information:

                                                     Year              Year
                                                     ended             ended
                                                 September 30,     September 30,
                                                     1996              1995
                                                   ---------        ---------

Current assets                                     $  77,506          $  11,415
Non-current assets                                   168,882             60,006
                                                   ---------          ---------

                                                   $ 246,388          $  71,421
                                                   =========          =========

Current liabilities                                $  34,286          $  13,712
Non-current liabilities                              210,243             19,646
Minority interest                                        182              3,279
Share capital                                         66,520             44,471
Accumulated deficit                                  (64,843)            (9,687)
                                                   ---------          ---------

                                                   $ 246,388          $  71,421
                                                   =========          =========

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

      Selected information from statement of operations:

                                                       Year            Year
                                                       ended           ended
                                                   September 30,   September 30,
                                                       1996            1995
                                                     ---------      ---------

Revenues                                             $  37,721      $  18,681
Operating costs and expenses                           (77,590)       (28,942)
                                                     ---------      ---------

              Loss from operations                     (39,869)       (10,261)

Other expenses                                          15,625         (1,384)
                                                     ---------      ---------

              Loss before minority interest in loss
                  of subsidiaries and income tax       (55,494)       (11,645)

Income tax expense                                         (72)          (166)
                                                     ---------      ---------

              Loss before minority interest in loss
                  of subsidiaries                      (55,566)       (11,811)

Minority interest in loss of subsidiaries                  411          2,364
                                                     ---------      ---------

              Net loss                               $ (55,155)        (9,447)
                                                     =========      =========

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

      Selected information from statement of cash flows:

                                                       Year            Year
                                                       ended           ended
                                                   September 30,   September 30,
                                                       1996            1995
                                                     ---------      ---------
Operations:
     Loss for the year                               $ (55,155)     $  (9,447)
     Items not involving cash                           29,256          1,590
     Changes in non-cash operating working capital      (6,400)        (3,419)
                                                     ---------      ---------

              Cash used in operations                  (32,299)       (11,276)

     Investing                                        (105,090)       (29,684)
     Financing                                         174,915         43,544
                                                     ---------      ---------

              Increase in cash and cash equivalent  s   37,526          2,584

     Cash and cash equivalents, beginning of year        3,894          1,310
                                                     ---------      ---------

     Cash and cash equivalents, end of year          $  41,420      $   3,894
                                                     =========      =========

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(14) SUBSEQUENT EVENTS

      SPECIAL WARRANTS OFFERING

      On October 22, 1996, the Company completed a private placement to non-U.S. investors of 2,000,000 Special Warrants at a purchase price of U.S. $11.125 per Special Warrant. The Special Warrants become exercisable by holders for no additional consideration upon the later to occur of (i) the date upon which approval for a final Canadian prospectus qualifying the common shares and share purchase warrants (the Underlying Warrants) issuable upon exercise of the Special Warrants is received from the securities commission of each of the Canadian provinces where the Special Warrants were sold and (ii) the date that a registration statement filed with the Securities and Exchange Commission registering the resale of the common shares issuable upon exercise of the Special Warrants and Underlying Warrants is declared effective, but in any event, no later than September 22, 1997. Each Special Warrant is exercisable for one common share and one-half of one Underlying Warrant. Each full Underlying Warrant entitles the holder to purchase one additional common share for a purchase price of U.S. $13.00 for one year from the date of issuance. In the event that the requisite regulatory approvals of the Canadian Prospectus are not received by the Company and the U.S. Registration Statement is not declared effective, in each case by February 19, 1997, then each Special Warrant will become exercisable for 1.1 common shares and one-half of one Underlying Warrant.

      The Company received U.S. $9,690,000, constituting 50% of the aggregate purchase price of the Special Warrants (net of placement agency fees and expenses), on October 22, 1996. The balance of the net purchase price of Special Warrants (U.S. $11,125,000) is being held in escrow and is payable to the Company upon the earlier to occur of (x) the date of receipt of final regulatory approval of a preliminary Canadian Prospectus from the securities commissions of the applicable Canadian provinces and (y) the initial filing of the U.S. Registration Statement with the Commission, in each case covering the resale of the Common Shares issuable upon exercise of the Special Warrants and the Underlying Warrants.

      NACT PUBLIC OFFERING

      The Board of Directors of NACT has authorized the filing of a registration statement with the Securities and Exchange Commission permitting NACT to sell shares of its common stock to the public.

                                  EXHIBIT INDEX

EXHIBIT

  *3(a)  Certificate of Incorporation of the Company, as amended to date.
  *3(b)  By-Laws of the Company as amended to date.
   4(a) Senior Notes Indenture dated as of December 19, 1995, by and among GST USA, Inc., the Company and United States Trust Company of New York, incorporated by reference to Exhibit 2.3 to the Company's Form 20-F for the fiscal year ended September 30, 1995 (the "1995 Form 20- F").
   4(b) Convertible Notes Indenture dated as of December 19, 1995, by and among the Company, GST USA, Inc. and United States Trust Company of New York, incorporated by reference to Exhibit 2.4 to the 1995 Form 20-F.
 *10(a)  1995 Stock Option Plan of the Company, as amended to date.
 *10(b)  1996 Stock Option Plan of the Company, as amended to date.
 *10(c)  1996 Employee Stock Purchase Plan of the Company.
 *10(d)  1996 Senior Executive Officer Stock Option Plan of the Company.
 *10(e)  1996 Senior Operating Officer Stock Option Plan of the Company.
  10(f) Amended and Restated Credit Agreement dated as of April 26, 1995, by and between GST Pacific Lightwave, Inc. and Tomen America Inc., incorporated by reference to Exhibit 1.2 to the 1995 Form 20-F
  10(g) Stock Purchase Agreement dated as of May 1, 1995, by and between GST Net, Inc. and Stanley M. Nolte, incorporated by reference to Exhibit
         2.1 to the 1995 Form 20-F
  10(h) Senior Notes Registration Rights Agreement dated December 19, 1995, by and among GST USA, Inc., the Company, the Specified Subsidiaries named therein and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 2.5 to the 1995 Form 20-F
  10(i) Convertible Notes Registration Rights Agreement dated December 19, 1995, by and among GST USA, Inc., the Company, the Specified Subsidiaries named therein and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 2.6 to the 1995 Form 20-F
  10(j) Agreement and Plan of Merger, dated September 27, 1996 (the "Merger Agreement"), by and among TotalNet Communications Inc. ("TotalNet"), GST Newco of Texas, Inc. and the Company, incorporated by reference to
         Exhibit 2.1 to the Company's Form 8-K dated October 17, 1996 (the "Form 8-K")
  10(k) Letter dated October 17, 1996 amending the Merger Agreement among the Company, GST Newco of Texas, Inc., and TotalNet, incorporated by reference to Exhibit 2.2 to the Form 8-K
*10(l) Amended and Restated Master Agreement dated as of May 24, 1996, by and among Tomen America Inc., the Company, GST Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and GST New Mexico Lightwave, Inc.
*10(m) Amendment No. 2 to GST Telecommunications, Inc. Common Stock Purchase Agreement dated as of May 24, 1996, by and among the Company, Tomen America Inc. and Tomen Corporation.
*10(n) Credit Agreement dated as of May 24, 1996, by and between GST New Mexico Lightwave, Inc. and TM Communications LLC.
*10(o) Credit Agreement dated as of May 24, 1996, by and between GST Tucson Lightwave, Inc. and TM Communications LLC.
*10(p) Amended and Restated Consulting Agreement dated as of September 1, 1995, by and between Sunwest Ventures, Inc. and GST USA, Inc. and GST Telecom.
*10(q) Personal Services Agreement dated as of October 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Stephen Irwin.
*10(r) Restated and Amended Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and John Warta.
*10(s) Restated and Amended Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Robert H. Hanson.

*10(t) Amended and Restated Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Clifford V. Sander.
*10(u) Agreement and Plan of Merger dated as of September 26, 1996 by and among Call America Business Communications Corporation, Call America Business Communications of Fresno, Inc., Call America Business Communications of Bakersfield, Inc., the shareholders of such companies, GST Newco of California, Inc., and the Company.
*10(v) Equipment Loan and Security Agreement dated December 19, 1996 by and between NTFS Capital Corporation and GST Equipco.
 *21     Subsidiaries of the Company.
 *23 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-3 and S-8 of the independent auditors' report included herein.
 *27     Financial Data Schedule.

-----------------------------------------------------

*        Filed herewith.