Form 10-K/A
period 1996-09-30
GST TELECOMMUNICATIONS INC
filed 1997-01-28
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KA

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------- to -----------------

                         Commission file number 1-12866

                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Canada                             N/A
   ------------------------------------    --------------------------
       (State or other jurisdiction of     (IRS Employer Identification
       incorporation or organization)                Number)

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

         As of January 24, 1997, the executive officers and directors of GST Telecommunications, Inc. (the "Company") are as follows:

                                                        Present Position                  Director
Name                                        Age         With The Company                  Since
----                                        ---         ----------------                  -----
JOHN WARTA                                   49         President, Chief                  March 30, 1995
                                                        Executive Officer and
                                                        Director of the Company

W. GORDON                                    46         Chairman of the Board of          January 11, 1994; also
BLANKSTEIN                                              the Company and GST               November 27, 1992 to
                                                        USA, Inc., a subsidiary           January 29, 1993
                                                        of the Company ("GST
                                                        USA")

STEPHEN IRWIN                                55         Vice-Chairman of the              September 21, 1995
                                                        Board, Secretary and
                                                        Director of the Company

ROBERT H. HANSON                             55         Senior Vice-President,            February 22, 1993
                                                        Corporate Development,
                                                        Chief Financial Officer
                                                        and Director of the
                                                        Company

THOMAS E. SAWYER                             64         Chief Technology Officer          July 22, 1995
                                                        and Director of the
                                                        Company; Chairman of
                                                        the Board Emeritus,
                                                        NACT
                                                        Telecommunications,
                                                        Inc., a subsidiary of the
                                                        Company ("NACT")

IAN WATSON                                   54         Director of the Company;          January 27, 1993
                                                        Vice-President of GST
                                                        USA

PETER E. LEGAULT                             52         Director of the Company           April 21, 1993

JACK G. ARMSTRONG                            62         Director of the Company           July 11, 1994

TAKASHI YOSHIDA(1)                           47         Director of the Company           February 14, 1995

                                                        Present Position                  Director
Name                                        Age         With The Company                  Since
----                                        ---         ----------------                  -----
CLIFFORD V. SANDER                           60         Senior Vice President and         N.A.
                                                        Treasurer of the
                                                        Company

---------------------------
(1) Pursuant to a master financing agreement (the "Tomen Master Agreement") by and among the Company, GST Telecom Inc., a subsidiary of the Company ("GST Telecom"), Pacwest Network, L.L.C. ("Pacwest") and Tomen America, Inc. ("Tomen America," and collective with Tomen Corporation, TM Communications LLC and their affiliates, "Tomen") the Company agreed to nominate a representative of Tomen for election to the Company's Board of Directors. Takashi Yoshida is Tomen's representative.

         The following information concerning the directors and executive officers of the Company has been furnished by each of them.

         JOHN WARTA has been President, Chief Executive Officer and a director of the Company since March 1995. Mr. Warta is also a director of GST Global Telecommunications, Inc. ("Global"). From June 1994 to April 1995, he was the President and Chief Executive Officer of GST Telecom. Mr. Warta cofounded Electric Lightwave, Inc., a fiber optic competitive access provider ("ELI"), in 1988, which operates fiber optic competitive access networks in Portland, Oregon, Salt Lake City, Utah, Sacramento, California, Phoenix, Arizona and Seattle, Washington and served as its President and Chief Executive Officer from June 1989 to June 1993. From June 1993 to June 1994, Mr. Warta was developing the competitive access networks of Pacwest.

         W. GORDON BLANKSTEIN has been Chairman of the Board of the Company since February 1995 and is a director of NACT and Global. He is a founder, past President and Chairman of the Board and former director of ICG Communications, Inc. Mr. Blankstein was the founder and a director of the Company from November 1992 to January 1993 and has been a director since January 1994. He was elected Vice Chairman of the Board in February 1994.

         STEPHEN IRWIN has been Vice Chairman of the Board and a director of the Company since September 1995, has been the Secretary of the Company since November 1992 and is a director of NACT. Mr. Irwin is an attorney specializing in corporate matters, including finance, securities regulation, international business and mergers and acquisitions, and has been of counsel to the New York law firm of Olshan Grundman Frome & Rosenzweig LLP since 1990.

         ROBERT H. HANSON has been a director of the Company since February 1993 and was appointed Senior Vice President, Corporate Development in October 1993 and Chief Financial Officer of the Company in July 1994. From August 1991 until September 1993, he was Vice President and Branch Manager of the Cody, Wyoming office of D.A. Davidson & Co., a regional securities firm with headquarters in Great Falls, Montana.

         CLIFFORD V. SANDER has been Senior Vice President and Treasurer of the Company since March 1995 and is a director of NACT. He has also been the Executive Vice President and Chief Financial Officer of GST Telecom since June 1994. Mr. Sander is a member of the Finance Committee of the Company's Board of Directors. From 1962 to 1994, Mr. Sander, who is a Certified Public Accountant, was in private accounting practice in Portland, Oregon. He was acting Chief Financial Officer of ELI during its formation in 1988 and continued to provide accounting and financial consulting services to ELI through 1993.

         THOMAS E. SAWYER has been the Chief Technology Officer of the Company since December 1993 and a director of the Company since July 1995. Dr. Sawyer has been the Chairman of the Board Emeritus of NACT since November 1996, was a director of NACT from 1982 to November 1996, the Chairman of the Board of NACT from October 1985 to November 1996 and was the Chief Executive Officer of NACT from October 1988 to March 1996. Dr. Sawyer is also Vice President of GST USA.

         IAN WATSON has been a director of the Company since January 1993, was appointed Chairman of the Board of the Company in January 1993 and President and Chief Executive Officer in July 1993. In March 1995, he resigned as President and Chief Executive Officer but retained the position of Chairman of the Board. In September 1995, he resigned as Chairman of the Board, but remained a Vice President of GST USA. Mr. Watson has been the Chairman of the Board and Chief Executive Officer of Combined Metals Reduction Company since April 1996. From 1985 until January 1993, Mr. Watson was engaged as a private investor in various activities. Mr. Watson is also a director of Global.

         PETER E. LEGAULT has been a director of the Company since April 1993. Mr. Legault has been a director and Vice President of Thomson Kernaghan & Co. Ltd. ("Thomson Kernaghan"), a member firm of The Toronto Stock Exchange and The Montreal Exchange, since October 19, 1987. Mr. Legault is also a director of Global.

         JACK G. ARMSTRONG has been a director of the Company since July 1994. Mr. Armstrong, who is a Chartered Accountant, has served as a principal of J.G. Armstrong Consulting, Inc., a consulting firm offering corporate and financial consulting services to corporations, municipalities and university related agencies since 1987.

         TAKASHI YOSHIDA has been a director of the Company since February 1995 and a director of GST Pacific Lightwave, Inc., formerly known as Pacific Lightwave, Inc. ("GST Pacific"), a subsidiary of the Company, since October 1994. He has been principally employed as a Vice President and General Manager -- Electronics and Telecommunications Department of Tomen America since February 1994. From April 1991 through January 1994, Mr. Yoshida was the Tokyo Manager of Tomen.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of copies of such forms furnished to the Company, or written representations that no Form 5s were required, the Company believes that during the year ended September 30, 1996 ("Fiscal 1996"), except as described below, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

         Two Form 4s for Peter E. Legault, a director of the Company, were filed late with the Commission in Fiscal 1996.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table discloses the compensation paid by the Company and its subsidiaries during the previous three fiscal years to the Company's Chief Executive Officer and the six next highest paid executive officers.

                           SUMMARY COMPENSATION TABLE

====================================================================================================================================
                                      Annual Compensation                            Long Term Compensation
                           ------------------------------------------   ------------------------------------------------
                                                                          Awards                              Payouts
                                                                        ------------------------------------------------
                                                                          Restricted     Securities
                                                                          Shares or      Underlying                      All Other
Name and                                               Other Annual       Restricted     Options/           LTIP         Compen-
Principal                       Salary      Bonus      Compensation       Share Units    SARs Granted       Payouts      sation
Position           Year          (US$)      (US$)      (US$)(1)           (US$)          (#)                (US$)        (US$)
------------------------------------------------------------------------------------------------------------------------------------
John M.          1996        200,000                   156,000(2)                        200,000                         105,417(3)
Warta,           1995        126,667                   200,304(4)                         85,000                              --
Chief            1994         30,000                         --                           40,000                              --
Executive
Officer
------------------------------------------------------------------------------------------------------------------------------------
W. Gordon        1996        190,000                        --                           200,000                         105,417(3)
Blankstein,      1995        125,833                   20,000(5)                          85,000                              --
Chairman         1994         20,000                        --                            92,500                              --
------------------------------------------------------------------------------------------------------------------------------------
Stephen
Irwin,           1996        280,000                                                     500,000                         105,417(3)
Vice             1995             --                        --                           100,000                              --
Chairman         1994             --                        --                            15,000                              --
------------------------------------------------------------------------------------------------------------------------------------
Clifford V.
Sander,
Senior V.P.      1996        120,000                   39,000(2)                          28,000                           5,104(6)
and              1995        101,667                   65,076(7)                          35,000                              --
Treasurer        1994         25,000                        --                            20,000                              --
------------------------------------------------------------------------------------------------------------------------------------
Thomas E.
Sawyer,
Chief            1996        222,556      2,066          5,608(8)                          5,000                           5,403(9)
Technology       1995        136,000      2,200        172,037(10)                       120,000                           4,366(11)
Officer          1994        131,505      6,723         12,915(8)                         35,000                           3,455(11)
------------------------------------------------------------------------------------------------------------------------------------
Robert
Hanson,
Senior V.P.
and Chief        1996        120,000                        --                            15,000                              --
Financial        1995        101,667                   20,000(5)                          50,000                           2,734(6)
Officer          1994         87,333                        --                            50,000                              --
------------------------------------------------------------------------------------------------------------------------------------
Ian Watson,
Vice             1996        120,000                        --                                --
President of     1995        120,000                   20,000(5)                              --
GST USA          1994        120,000                        --                            92,500
====================================================================================================================================

------------------
(1) Excludes certain perquisites that do not exceed the lesser of US$50,000 or 10% of the named individual's aggregate salary and bonus.
(2) Represents a fee for money borrowed and equity purchased under the Tomen Master Agreement (the "Pacwest Fee").
(3) Represents an accrual of compensation cost for options vesting based on share price performance.
(4) Includes (i) 5,000 of the Company's common shares (the "Common Shares") valued at US$4.00 per share issued as consideration for such officers' guarantee of certain indebtedness of the Company, which indebtedness was subsequently repaid (the "Guaranty Shares") and (ii) US$180,304 in payments on account of the Pacwest Fee.
(5)      Represents Guaranty Shares.
(6) Represents an accrual of compensation cost for options granted at below the market price of the Company's Common Shares on the date of grant.
(7) Includes the Guaranty Shares and US$45,076 in payments on account of the Pacwest Fee.
(8)      Represents payments made pursuant to NACT's profit sharing plan.
(9) Represents (i) US$4,492 in matching contributions by NACT to its 401(k) Plan (the "NACT 401(k) Plan") and (ii) US$911 in accrued compensation cost for options granted at below the market price of Common Shares on the date of grant.
(10) Represents (i) US$151,365 accrued in respect of an annuity purchased for Dr. Sawyer, which is based upon compensation due to Dr. Sawyer in prior years and deferred by him at the Company's request and (ii) US$20,672 in payments made pursuant to NACT's profit sharing plan.
(11)     Represents matching contributions by NACT to the NACT 401(k) Plan.

EMPLOYMENT AND OTHER AGREEMENTS

         John Warta is employed by GST Telecom pursuant to an employment agreement dated as of March 1, 1994 and amended effective September 1, 1995, for a term ending on February 28, 1999. The agreement provides for an initial base salary of US$120,000 annually (which was increased to US$200,000 annually effective September 1, 1995) and incentive compensation as awarded by the Board of Directors of the Company from time to time. In the event of Mr. Warta's death while employed by the Company, the agreement provides for a payment of one and a half times his then current base annual salary, over a period of one and half years, to his designated beneficiary. In the event of his disability, Mr. Warta is to receive the full amount of his base salary for six months. If such six month period ends prior to February 28, 1999, he is to receive salary at a rate of one-half his then current base salary for a further period ending on the earlier of one year thereafter or February 28, 1999. The agreement contains covenants restricting Mr. Warta's ability to engage in activities competitive with those of the Company for a period ending on the earlier of two years after his termination or February 28, 2000. Upon a change of control of the Company that results in Mr. Warta's removal from the Company's Board of Directors, a significant change in the conditions of his employment or other breach of the agreement, he is to receive liquidated damages equal to 2.99 times the "base amount," as defined in the United States Internal Revenue Code of 1986, as amended (the "Code"), of his compensation.

         The Company has entered into a consulting agreement with Sunwest Ventures Ltd. ("Sunwest"), a private company of which W. Gordon Blankstein, the Chairman of the Board of the Company, is a principal, pursuant to which Sunwest (through Mr. Blankstein) is to provide consulting services to the Company, on terms substantially the same as those contained in John Warta's employment agreement. Effective September 1, 1995, the Board of Directors increased the annual payment to Sunwest from US$120,000 to US$190,000.

         GST USA has entered into a personal services agreement with Stephen Irwin, Vice-Chairman of the Board and Secretary of the Company and Secretary of GST USA, for the term commencing on October 1, 1995 and ending on February 28, 1999, providing, among other things, that (i) Mr. Irwin shall devote approximately one-half of his working time rendering services to the Company,
(ii) in consideration for such services and in lieu of billing legal services directly or through a law firm, Mr. Irwin shall receive a retainer of US$280,000 per annum or such greater amount as may be determined by the Board of Directors of the Company, payable in equal semi-monthly installments and (iii) Mr. Irwin is entitled to such benefits as are available to senior executive officers of the Company and GST USA and to a payment upon a change of control and subsequent breach by the Company of the agreement in accordance with the formula described above for John Warta. In connection therewith, the Company issued to Mr. Irwin a five year warrant to purchase 300,000 common shares of the Company at a price of US$6.75 per share, such warrant to become exercisable in three equal annual installments on October 1, 1996, 1997 and 1998.

         Effective as of March 1, 1994, GST Telecom entered into an employment agreement with Clifford V. Sander on terms substantially similar to those of John Warta's employment agreement. Mr. Sander's agreement provides for his employment by GST Telecom as its Chief Financial Officer at an initial base salary of US$100,000 annually, which was increased to US$120,000 effective September 1, 1995.

         Robert H. Hanson is employed by GST USA pursuant to an employment agreement effective as of August 1, 1994, on terms substantially similar to those contained in John Warta's employment agreement. Mr. Hanson's agreement provides for an initial base salary of US$100,000 annually, which was increased to US$120,000 effective September 1, 1995.

         Ian Watson is employed by GST USA as a Vice-President pursuant to an employment agreement effective as of October 1, 1995 for a term ending on September 30, 1998. The agreement provides for a salary of US$120,000 for the first year of the agreement, US$50,000 for the second year of the agreement and US$10,000 for the third year of the agreement. The agreement contains covenants restricting Mr. Watson's ability to engage in activities competitive with those of the Company during the term of his employment and for two years thereafter if he is terminated for "cause" or he voluntarily terminates his employment for any reason other than a breach by GST USA of the agreement.

         GST USA and GST Telecom have entered into a consulting agreement dated April 1, 1996 with Infotec Consulting, Inc. ("Infotec") under which Thomas E. Sawyer is to provide personal services to the Company at the rate of US$125 per hour for hours invoiced monthly until June 30, 1997. Such consulting agreement also contains covenants restricting Dr. Sawyer's ability to engage in activities competitive with those of the Company and its subsidiaries. The agreement also provides for a payment of one and one half times the amount paid to Infotec during the six months preceding Dr. Sawyer's death in the event of Dr. Sawyer's death during the term of the agreement. Previously, Dr. Sawyer was employed by NACT pursuant to an employment agreement effective September 1, 1993, for a term that ended on March 31, 1996. The agreement provided for an annual salary of US$168,000 and contains covenants restricting Dr. Sawyer's ability to engage in activities competitive with those of the Company for a period ending three years from his termination. In addition, pursuant to the agreement, an annuity has been purchased for US$144,000 for the benefit of Dr. Sawyer. On November 26, 1996, NACT granted Dr. Sawyer an option to purchase 60,000 shares of the Common Stock of NACT at an exercise price of US$9.35 per share.

COMPENSATION OF DIRECTORS

         Except as described above, the Company does not have any arrangements pursuant to which directors are remunerated by the Company or its subsidiaries for their services in their capacities as directors, consultants or experts other than stock options to purchase shares of the Company which are granted to the Company's directors from time to time.

STOCK OPTION PLANS

         In January 1995, the Board of Directors of the Company established an incentive stock option plan (the "1995 Plan"). In September 1995, the Board of Directors increased the number of Common Shares reserved for issuance under the 1995 Plan from 750,000 to 1,750,000 shares. In January 1996, the Board of Directors established the Company's 1996 Stock Option Plan (the "1996 Plan"), whose terms are substantially similar to those of the 1995 Plan, except that the number of Common Shares reserved for issuance pursuant to options granted under the 1996 Plan is 400,000 shares. In January 1997, the Board of Directors increased, subject to shareholder approval, the number of Common Shares reserved for issuance under the 1996 Plan from 400,000 to 700,000 shares. At September 30, 1996, options to purchase an aggregate of 1,360,044 Common Shares were outstanding under the 1995 Plan and the 1996 Plan.

         On May 8, 1996, the Compensation Committee of the Board of Directors adopted, subject to shareholder approval, two additional stock option plans, the 1996 Senior Executive Stock Option Plan (the "Executive Plan") and the 1996 Senior Operating Officer Stock Option Plan (the "Operating Officer Plan," and collectively with the 1995 Plan, the 1996 Plan and the Executive Plan, the "Option Plans") whose terms are substantially similar to those of the 1995 Plan, except that the number of Common Shares reserved for issuance pursuant to options granted under the Executive Plan and the Operating Officer Plan is 600,000 shares and 900,000 shares, respectively.

         As of January 24, 1997 there were options outstanding under the Executive Plan with respect to an aggregate of 600,000 shares of Common Shares. Six-year options to purchase 200,000 Common Shares have been granted under the Executive Plan to each of Messrs. Warta, Blankstein and Irwin at an exercise price of US$10.00 per share. Each of the options may be exercised as to one-third of the shares covered thereby following a period of 20 consecutive trading days during which the closing sale price of the Common Shares on the American Stock Exchange ("AMEX") has been at least US$13.75, as to a further one-third of such shares following a period of 20 consecutive trading days during which the closing sale price of the Common Shares on the AMEX has been at least US$16.50, and as to the remaining one-third of such shares following a period of 20 consecutive trading days during which the closing sale price of the Common Shares on the AMEX has been at least US$20.00.

         As of January 24, 1997, the Company has granted options to purchase 714,000 Common Shares under the Operating Officer Plan, of which options to purchase 13,000 Common Shares have been cancelled as a result of termination of employment. As a result, options to purchase 701,000 Common Shares remain outstanding, and 199,000 shares remain available for the grant of options under the Operating Officer Plan. All of such options were granted on May 8, 1996 at an exercise price of US$10.00 per share. Options become exercisable to the extent of one-quarter of the shares covered thereby on each of June 1, 1997, 1998, 1999 and 2000.

         In October 1995, the Board of Directors of the Company established, and on February 15, 1996, the Company's shareholders approved, the 1996 Employee Stock Purchase Plan (the "Purchase Plan" and collectively with the Option Plans, the "Plans"), pursuant to which an eligible employee may arrange to have withheld up to 10% of his wages over a six month period (to a maximum of US$12,500) to purchase Common Shares.

         The purpose of the Plans is to attract and motivate the directors, officers and employees of the Company and its subsidiaries (collectively the "Optionees") and thereby advance the Company's interests by affording such persons with an opportunity to acquire an equity interest in the Company through the stock options.

         The Option Plans authorize the Board of Directors to grant stock options to the Optionees on the following terms (subject to certain exceptions set out in the Executive Plan and Operating Plan):

         1. The number of shares subject to each option is determined by the Board of Directors provided that, at the time the options are granted, no Optionee may hold options to purchase more than five percent of the issued shares of the Company. The aggregate fair market value, determined as of the date of grant, of Common Shares for which incentive stock options (within the meaning of Section 422 of the Code) are exercisable for the first time by any Optionee during any calendar year under the Plans (and/or any other stock options plans of the Company or any of its subsidiaries) shall not exceed US$100,000.

         2. The exercise price of the options cannot be set at less than the minimum price permitted under the policies of the AMEX and the Vancouver Stock Exchange ("VSE") and, for incentive stock options, the exercise price must be at least equal to 100% of the fair market value of such shares on the date of grant while for all other options the exercise price must be at least equal to 80% of the fair market value of such shares on the date of grant; PROVIDED, HOWEVER, that an Optionee who is a Canadian taxpayer may require that any nonqualified option granted to him provide for the purchase of Common Shares upon exercise thereof at a price equal to the fair market value per share on the date of grant. For any Optionee who owns more than 10% of the Company's outstanding shares, the exercise price of an incentive stock option must not be less than 110% of the fair market value on the date such option is granted.

         3. The options may be exercisable for a period of up to five years.

         4.       Optionees may hold more than one option.

         5. The option can only be exercised by the Optionee and only so long as the Optionee is a director, officer or employee of the Company or its subsidiary or within a period of not more than 30 days after ceasing to be a director, officer or employee or, if the Optionee dies, within one year from the date of the Optionee's death.

         Thomas Sawyer has been granted options to purchase 60,000 shares of the Common Stock of NACT.

OPTION/SAR GRANTS

         The following table discloses the particulars of options to purchase Common Shares or stock appreciation rights ("SARs") granted by the Company during Fiscal 1996 to the Company's Chief Executive Officer and the six next highest paid executive officers:

        OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FISCAL YEAR
                                INDIVIDUAL GRANTS

====================================================================================================================================
                                                                                              Potential Realizable Value at Assumed
                                                                                                   Annual Rates of Stock Price
                                                                                                     Appreciation for Option
                                     Individual Grants                                                    Term(US$)(1)
--------------------------------------------------------------------------------              --------------------------------------
                                                                   Market Value
                                                                  of Securities
                                     % of Total                     Underlying
                                    Options/SARs                   Options/SARs
                   Securities Under  Granted to     Exercise or   on the Date of
                     Options/SARs   Employees in    Base Price        Grant        Expira-
      Name            Granted (#)   Fiscal Year   (US$/Security)  (US$/Security)  tion Date   5%            10%           0%(2)
------------------------------------------------------------------------------------------------------------------------------------
John Warta,        200,000(3)/--     10.7%/--        10.00          11.75         5/7/02   1,149,225     2,163,168       350,000
Chief
Executive
Officer
------------------------------------------------------------------------------------------------------------------------------------
W. Gordon          200,000(3)/--     10.7%/--        10.00          11.75         5/7/02   1,149,225     2,163,168       350,000
Blankstein,
Chairman
------------------------------------------------------------------------------------------------------------------------------------
Stephen Irwin,     200,000(3)/--     10.7%/--        10.00          11.75         5/7/02   1,149,225     2,163,168       350,000
Vice Chairman      300,000(4)/--     16.1%/--         6.75           6.75         9/30/00    559,470     1,236,283          --
------------------------------------------------------------------------------------------------------------------------------------
Clifford V         28,000(5)/--      1.5%/--         10.00          11.75         5/7/02     160,891       302,844        49,000
Sander, Sr
V.P
------------------------------------------------------------------------------------------------------------------------------------
Thomas E           5,000(5)/--       0.3%/--         10.00          11.75         5/7/02      28,731        54,079         8,750
Sawyer, Chief
Technology
Officer
------------------------------------------------------------------------------------------------------------------------------------
Robert             15,000(5)/--      0.8%/--         10.00          11.75         5/7/02      86,192       162,238        26,250
Hanson,
Senior V.P
and Chief
Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------
Ian Watson,        --/--             --/--              --             --             --         --            --            --
Vice President
of GST USA

====================================================================================================================================

-----------------------------
(1) The potential realizable portion of the foregoing table illustrates value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming (for illustrative purposes only) the specified compounded rates of appreciation of the Common Shares over the term of the option. These numbers do not take into account provisions providing for the termination of the option following termination of employment, nontransferability or difference in vesting terms.

(2)      Value at grant date market price.

(3) Options vest in one-third increments at such time as the market value of the Company's Common Shares trades above US$13.75, US$16.50 and US$20.00 per share, respectively, for 20 consecutive trading days.

(4) Represents a warrant to purchase shares that becomes exercisable in three equal installments on October 1, 1996, 1997 and 1998.

(5)      Options vest over four years.

OPTION/SAR EXERCISES

         The following table discloses the particulars of stock options exercised during Fiscal 1996 by the Company's Chief Executive Officer and the six next highest paid executive officers and of stock options held by such persons at the end of Fiscal 1996.

                         AGGREGATED OPTION/SAR EXERCISES
                       DURING THE MOST RECENTLY COMPLETED

                FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

==================================================================================================================================
Name                      Securities                Aggregate               No. of Common             Value(1) of
                          Acquired on               Value Realized          Shares                    Unexercised in the
                          Exercise (#)              (US$)                   Underlying                Money
                                                                            Unexercised               Options/SARs at
                                                                            Options/SARs at           FY-End (US$)
                                                                            FY-End (#)
                                                                            Exercisable/              Exercisable/
                                                                            Unexercisable             Unexercisable
----------------------------------------------------------------------------------------------------------------------------------
John Warta,                         --                       --             125,000/200,000           648,125/275,000
Chief Executive
Officer
----------------------------------------------------------------------------------------------------------------------------------
W. Gordon                           --                       --             177,500/200,000           1,052,188/275,000
Blankstein,
Chairman
----------------------------------------------------------------------------------------------------------------------------------
Stephen Irwin                       --                       --             115,000/500,000           569,375/1,662,500
Vice Chairman
----------------------------------------------------------------------------------------------------------------------------------
Clifford V.                         --                       --             55,000/28,000             289,375/38,500
Sander, Sr. V.P.
----------------------------------------------------------------------------------------------------------------------------------
Thomas E.                           --                       --             155,000/5,000             921,875/6,875
Sawyer, Chief
Technology
Officer
----------------------------------------------------------------------------------------------------------------------------------
Robert Hanson,                      --                       --             100,000/15,000            587,500/20,625
Sr. V.P. and
Chief Financial
Officer
----------------------------------------------------------------------------------------------------------------------------------
Ian Watson, Vice                    --                       --             92,500/0                  659,063/0
President of GST
USA

==================================================================================================================================

--------------
(1) Represents the total gain that would be realized if all-in-the-money options held at September 30, 1996 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the fair market value of US$11.38 per share at September 30, 1996. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During Fiscal 1996 the compensation of the Company's senior management was determined by a Compensation Committee consisting of Ian Watson, Peter E. Legault and Jack G. Armstrong.

         Of the Company's Compensation Committee, Ian Watson was an executive officer of the Company until 1995 and was and continues to be an executive officer of its subsidiary, GST USA. Neither Mr. Armstrong nor Mr. Legault is an executive officer of the Company. However, Thomas Kernaghan, a firm of which Mr. Legault is a director and Vice President, was engaged by the Company during Fiscal 1996.

REPORT ON EXECUTIVE COMPENSATION

         COMPENSATION PHILOSOPHY

         The Compensation Committee is responsible for developing and making recommendations to the Board of Directors with respect to the Company's executive compensation and stock option policies and practices. In addition, the Compensation Committee determines the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

         The Company's executive compensation programs are designed to enhance the value of the Company to its shareholders. This is accomplished through policies and practices that facilitate the achievement of the Company's performance objectives, provide compensation that will attract and retain the superior talent required by the Company's aggressive goals and align the executive officers' interests with the interests of its shareholders.

         The Company's approach to executive compensation, as implemented by the Compensation Committee, has been designed to provide a competitive compensation program that will enable the Company to attract, motivate, reward and retain individuals who possess the skills, experience and talents necessary to advance the growth and financial performance of the Company. The Company's compensation policies are based on the principle that each executive's financial rewards should be aligned with the financial interests of the shareholders of the Company. The Compensation Committee also believes that the potential for equity ownership by management is beneficial in aligning management's and shareholders' interest in the enhancement of shareholder value. The Company's executive compensation has two key elements: (i) a long-term component consisting of stock options and participation in the Purchase Plan and (ii) an annual component, i.e., base salary, with more emphasis being placed on the long-term component than on the annual component. The Company has not established a policy with regard to Section 162(m) of the Code because the Company has not to date paid compensation in excess of $1 million per annum to any employee.

         SALARIES

         Base salaries for the Company's executive officers are determined initially by evaluating the responsibilities associated with the position held and the experience of the individual, and by reference to the competitive marketplace for management talent, including a comparison of base salaries for comparable positions at comparable companies within the Company's industry. Adjustments in salary are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive officer, particularly with respect to the ability to manage growth of the Company, and any increased responsibilities assumed by the executive officer. As long term compensation such as stock options is the more important component of the compensation package, much consideration is given to the stock options held by such executive officers in determining their cash remuneration. The Company believes that its executive officers' salaries are generally less than those of its competitors. The Company has employment agreements with each of Messrs Warta, Sander, Hanson and Watson, consulting agreements with Mr. Blankstein and Dr. Sawyer and a personal services agreement with Mr. Irwin, which initially set the base salaries/retainer for such individuals.

         BONUSES

         The Company has not paid cash bonuses and has no present intention of paying significant and regular cash bonuses to its executive officers. At such time in the future as the Company were to determine to pay cash bonuses and incentive compensation to its executive officers, the Compensation Committee would consider the extent of achievement by the Company of its strategic and operating goals, the level of personal achievement by the executive officer (such as the level of cost savings achieved by such executive officer), the executive officer's ability to manage and motivate employees and the achievement of projects for which the executive officer is responsible. The Compensation Committee would also take into consideration the extent of the Company's cash reserves available for such payments.

         COMPENSATION OF CHIEF EXECUTIVE OFFICER

         In addition, with respect to the determination of the Chief Executive Officer's compensation, the Compensation Committee made comparisons to other companies in the telecommunications industry carrying on businesses similar to those of the Company, in particular the business of competitive local exchange carriers. The consideration accounted for approximately 50% of the determination of the Chief Executive Officer's salary. The other 50% was based on the Compensation Committee's determination of what level of remuneration was necessary to attract and retain people having the experience and ability of the Company's Chief Executive Officer.

         STOCK OPTION PLANS

         The Option Plans contribute to the Company's ability to attract and retain the best available personnel. It is the philosophy of the Compensation Committee to tie a significant portion of an executive's total opportunity for financial gain to increases in the value of the Common Shares. In the belief that employees who have a proprietary interest in the Company will focus on its long term success and on building shareholder wealth, the Compensation Committee uses Option Plans as a basis to create a foundation for the long term growth of the Company and increased shareholder value by providing executive officers and key employees with an opportunity to obtain and build a meaningful stake in the Company's future. In adherence to this philosophy, the Compensation Committee has recommended to the Board of Directors that the number of shares available for the grant of options under the 1996 Plan be amended and that the Executive and Operating Officer Plans be approved.

         All employees, including executive officers and part-time employees, consultants, advisors and directors of the Company and its subsidiaries are eligible for grants of stock options pursuant to one or more of the Option Plans. During each fiscal year, the Compensation Committee grants stock options to employees, including executive officers, who are recommended by management as being in a position to continue to contribute to the Company's growth and profitability. The number of options granted to a particular employee is based on management's assessment of his performance and contribution. Options have been granted to key employees at all levels of the Company's management. The ultimate value of the options, if any, depends on the extent to which Common Shares appreciate in market value.

         The Compensation Committee granted options to the Chief Executive Officer and each of the six most highly compensated executive officers of the Company in May 1996. The size of these awards to each of such officers was based generally on the factors described in the "Salaries" paragraph above. In addition, the Compensation Committee considered the extensive nature and the significant services rendered by such executive officers, their seasoned managerial skills and the fact that the executive officers' base salaries are generally less than executive officers with similar positions in comparable companies.

         DATED this 28th day of January, 1997.

         (signed)
         Jack G. Armstrong
         Committee Chairman

         (signed)
         Ian Watson
         Director

         (signed)
         Peter Legault
         Director

PERFORMANCE GRAPH

         The following graph compares the yearly percentage change in the cumulative total shareholder return on the Common Shares (being the percentage increase (or decrease) in the trading price of the Common Shares on a yearly basis based on an investment in the Common Shares on September 22, 1992 (the last date on which the Common Shares traded prior to entering into the telecommunications business)) with the cumulative total shareholder return of the American Stock Exchange Market Value Index and with a telephone (other than radio telephone) communication industry index (which is shown on the graph as the SIC Code Index). The Common Shares did not trade on the AMEX until March 11, 1994 and before that time were traded only on the VSE -- initially in Canadian dollars and on and after March 9, 1995 in U.S. dollars. For comparison purposes it is assumed that US$100 had been invested in the Common Shares and in the securities contained in such indices on September 22, 1992. For the purposes of this graph, Canadian dollars have been converted into U.S. dollars on the basis of Cdn. $1.00 = US$0.75.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
                       AMONG GST TELECOMMUNICATIONS, INC.,
                      AMEX MARKET INDEX AND SIC CODE INDEX

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                  OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                                       FISCAL YEAR ENDING
                        ----------------------------------------------------------------------

COMPANY                  1992           1993           1994           1995            1996
GST TELECOMMU            100.00         611.11         712.59         962.96          1685.93
INDUSTRY INDEX           100.00         132.61         131.51         150.45           150.36
BROAD MARKET             100.00         117.39         119.64         144.16           150.03



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of January 24, 1997 with respect to the beneficial ownership of the Common Shares by (i) each person known to the Company to be the beneficial owner of five percent or more thereof, (ii) each director of the Company, (iii) the Chief Executive Officer and each of the six most highly compensated executive officers of the Company other than the Chief Executive Officer and (iv) all executive officers and directors as a group. Each of the named persons has sole voting and investment power with respect to all Common Shares owned by him. All persons identified below as holding options are deemed to be beneficial owners of the Common Shares subject to such options by reason of their right to acquire such shares within 60 days after January 24, 1997, through the exercise of such options.

                                                  AMOUNT AND
                                                  NATURE OF
                                                  BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER(1)           OWNERSHIP        PERCENTAGE
------------------------------------              ---------        ----------
John Warta                                       1,672,468(2)         7.0%
Tomen Corporation and affiliates                 1,620,220(3)         6.8%
   1285 Avenue of the Americas
   New York, New York 10019
W. Gordon Blankstein                               399,300(4)         1.7%
Stephen Irwin                                      276,345(5)         1.2%
Ian Watson                                         460,100(6)         1.9%
Thomas E. Sawyer                                   384,004(7)         1.6%
Clifford V. Sander                                 419,100(8)         1.8%
Robert H. Hanson                                   167,214(9)         *
Peter E. Legault                                   126,056(10)        *
Jack G. Armstrong                                   50,000(11)        *
Takashi Yoshida                                          0(12)       --
Directors and Executive Officers
  of the Company as a
  Group (10 persons)                             3,954,587(13)       16.1%

----------------
* Less than 1%.

(1) Unless otherwise indicated, the address for each person or entity listed below is the Company's principal executive offices.
(2) Includes 125,000 Common Shares issuable upon the exercise of options. Does not include 200,000 Common Shares issuable upon the exercise of options that are not exercisable until the market price of the Common Shares on the AMEX reaches certain levels for certain prescribed periods.
(3) Includes 296,155 Common Shares issuable upon the exercise of warrants held by Tomen.
(4) Includes (i) 177,500 Common Shares issuable upon the exercise of options and (ii) 200,000 Common Shares held in escrow pursuant to policies of the VSE. Does not include 200,000 Common Shares issuable upon the exercise of options that are not exercisable until the market price of the Common Shares on the AMEX reaches certain levels for certain prescribed periods.
(5) Includes (i) 115,000 Common Shares issuable upon exercise of options and (ii) 100,000 Common Shares issuable upon exercise of an outstanding warrant. Does not include 200,000 Common Shares issuable upon the exercise of options that are not exercisable until the trading price of the Common Shares on the AMEX reaches certain levels for certain prescribed periods.
(6) Includes (i) 92,500 Common Shares issuable upon the exercise of options and (ii) 362,500 Common Shares held in escrow pursuant to policies of the VSE.
(7)      Includes 155,000 Common Shares issuable upon the exercise of options.
(8)      Includes 55,000 Common Shares issuable upon the exercise of options.
(9)      Includes 100,000 Common Shares issuable upon the exercise of options.
(10)     Includes 40,000 Common Shares issuable upon the exercise of options.

(11)     Includes 30,000 Common Shares issuable upon the exercise of options.
(12) Mr. Yoshida is an officer of Tomen America. Does not include 1,620,220 Common Shares beneficially owned by Tomen as to which Mr. Yoshida disclaims any beneficial ownership interest.
(13) Includes an aggregate of 890,000 Common Shares issuable upon the exercise of options, 396,155 Common Shares issuable upon the exercise of warrants and 562,500 Common Shares held in escrow. Does not include 600,000 Common Shares issuable upon the exercise of options that are not exercisable until the market price of the Common Shares on the AMEX reaches certain levels for certain prescribed periods.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None of the directors or officers of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any associate or affiliate of the foregoing persons has any material interest, direct or indirect, in any transaction since the commencement of Fiscal 1996 or in any proposed transaction which, in either case has or will materially affect the Company except as follows or as disclosed herein.

         On June 23, 1994, the Company entered into agreements (the "GST Telecom Agreements") with Pacwest (an entity controlled by John Warta, now the President and Chief Executive Officer of each of the Company and GST USA), pursuant to which the Company and Pacwest formed a new corporation, GST Telecom, for the purpose of developing telecommunications networks. Under the terms of the agreements, Pacwest contributed the stock of GST Pacific, GST Tucson Lightwave, Inc. and Pacwest Telecommunications, Inc. (now GST Pacwest Telecom Hawaii, Inc.) and the Company made certain funding commitments (all of which were subsequently satisfied), for which the Company received 60% and Pacwest received 40% of the capital stock of GST Telecom. Effective June 1, 1995, the Company acquired an additional 20% ownership interest in GST Telecom from Pacwest in exchange for 1,000,000 Common Shares. Effective October 20, 1995, the Company acquired Pacwest's remaining 20% interest in GST Telecom for which Pacwest was eligible to receive up to a maximum of 1,000,000 Common Shares (valued at US$10.00 per Common Share) based upon the fair market value of a 20% interest in GST Telecom, as determined by independent appraisal. The Company engaged Dillon Read & Co., Inc. to provide such appraisal, which appraisal valued such 20% interest at not less than US$10 million. In November 1996, 1,000,000 Common Shares, which had been held in escrow since October 20, 1995, were distributed to the designees of Pacwest, principally Messrs. Warta and Sander.

         Prior to his employment with the Company, Mr. Warta served, and continues to serve, as a consultant to Tomen for which he is paid a fee. Simultaneously with the execution of the GST Telecom Agreements, Pacwest contracted with the Company to receive a fee equal to 1% of the aggregate debt and equity financing provided by Tomen to the Company. Mr. Sander, Senior Vice President and Treasurer of the Company, is a member of Pacwest and participates in such fees. Through September 30, 1996, the Company has paid US$420,380 of such fees to Pacwest.

         The Company, GST Telecom and Pacwest are parties to the Tomen Master Agreement dated October 24, 1994 and amended May 24, 1996 with Tomen pursuant to which Tomen agreed, in its sole discretion on a project-by-project basis, to make available up to a total of US$100 million of financing for telecommunications network projects developed and constructed by the Company. Under the terms of the Tomen Master Agreement, Tomen has the exclusive right to review the Company's proposed network projects for purposes of determining whether to provide financing for such projects until Tomen has extended US$100 million in debt financing or has refused three projects that the Company subsequently finances. Upon approval of a project by Tomen, Tomen is to enter into a credit agreement (a "Project Credit Agreement") with the subsidiary of the Company developing the project (a "Development Company") to provide financing for 75% of the project's costs (a "Project Loan"). The first 25% of such costs is to be contributed as equity by the Company prior to or at the same time as the receipt of the debt financing. Tomen has the right to act as procurement agent for each network project it finances.

         Until amended in May 1996, the Tomen Master Agreement had provided that Tomen could purchase up to 10% (on a fully diluted basis) of the capital stock of a Development Company to which it agreed to provide financing and Tomen had purchased 10% of the equity of GST Pacific for the sum of US$615,000. In May 1996, the Company entered into a series of transactions pursuant to which (i) GST Telecom purchased the shares of GST Pacific held by Tomen for $1,250,000,
(ii) the parties amended the Tomen Master Agreement to eliminate Tomen's right to purchase 10% of the shares in Development Companies to which it provides a Project Loan, (iii) the Company granted to Tomen in connection with each Project Loan the right to purchase a number of Common Shares the aggregate value of which based on their market price would equal 10% of the total equity contribution by the Company to the Development Company and (iv) the parties agreed that in connection with certain Project Loans, Tomen's purchase of Common Shares would include, for no additional consideration, a specified number of warrants to purchase additional Common Shares.

         The Tomen Master Agreement provides that each Project Loan is to bear interest at LIBOR plus 3% and is to be amortized in 24 quarterly installments beginning after the project's construction period (which may not exceed three years). An upfront fee of 1.50% of the aggregate principal amount of each Project Loan and a commitment fee of 0.50% per annum on the unused portion of each Project Loan is payable to Tomen. In addition, Pacwest, an entity controlled by John Warta, President and Chief Executive Officer of each of the Company and GST USA, is entitled to receive the Pacwest Fee, which is equal to 1% of the total debt and equity financing received by the Company under the Tomen Master Agreement.

         Pursuant to a stock purchase agreement (the "Tomen Stock Purchase Agreement") entered into in connection with the Tomen Master Agreement, Tomen purchased (i) for an aggregate purchase price of US$2.3 million, 500,000 Common Shares and warrants to purchase 250,000 Common Shares which have been exercised
(ii) for an aggregate of US$1.2 million, 250,000 Common Shares and warrants to purchase 125,000 Common Share exercisable until April 26, 1997 at an exercise price of US$5.62 per share, and (iii) for an aggregate of US$2,700,000, 250,000 Common Shares and warrants to purchase 125,000 Common Shares exercisable until May 23, 1998 at an exercise price of US$12.96 per share and (iv) pursuant to an amendment to the Tomen Master Agreement and the Tomen Stock Purchase Agreement for an aggregate of US$800,000, 74,074 Common Shares and 46,155 Warrants to purchase Common Shares at an exercise price of US$12.96 per share.

         The first projects financed under the Tomen Master Agreement were the San Bernardino, Ontario, Tucson and Albuquerque networks, for which Tomen provided, pursuant to Project Credit Agreements, approximately US$34.5 million of financing in the aggregate.

         Tomen has recently agreed in principle to provide the Company with US$41.0 million of debt financing for the upgrade of its Hawaiian network and the construction of the Hawaiian inter-island network. The Company expects that GST Telecom Hawaii, Inc., a subsidiary of the Company, will enter into a credit agreement with Tomen containing substantially similar terms as the Project Credit

Agreements and in connection with such financing will purchase additional Common Shares and warrants to purchase 75,000 additional Common Shares.

         The operations of the Company's Hawaiian microwave network require radio licenses from the Federal Communications Commission (the "FCC"). Pacwest Network, Inc. ("PNI"), an entity controlled by John Warta, President and Chief Executive Officer of each of the Company and GST USA, holds the Hawaii microwave licenses. Under agreements between the Company and PNI, (i) the Company pays a monthly fee to PNI to utilize the licensed facilities for communications traffic and (ii) PNI pays an equal monthly fee to the Company for the right to utilize the facilities for other communications traffic using up to 10% of PNI's license capacity.

         Magnacom  Wireless,  LLC  ("Magnacom"),  a company  controlled  by John
Warta, the Chief Executive Officer of the Company, has applied for various Personal Communication Services ("PCS") licenses. Magnacom has been granted 30mhz (C Block) PCS licenses from the FCC for 5 cities and Guam/Saipan. Magnacom also has submitted bids in the FCC's 10mhz (D, E and F block) PCS license auctions for 14 additional cities.

         Magnacom and the Company have entered into an agreement pursuant to which the Company has made payments to the FCC on behalf of Magnacom. The Company paid US$5,997,000 and US$2,970,000 during the third and fourth quarters of Fiscal 1996 and made an additional payment of US$5,426,000 after the end of Fiscal 1996. In return, Magnacom agreed to allow the Company to provide switched local and long distance services and manage Magnacom's networks in markets where the Company has operational CLEC networks. The Company agreed to purchase a designated amount of minutes from Magnacom at the most favorable rates offered to Magnacom customers and the three payments that the Company has made will be applied as advances against such purchase. In addition, the Company acquired an option to purchase for nominal consideration a 24% interest (to be increased to a 99% interest) in Magnacom. The exercise of such option as to such increased interest is contingent upon, among other things, FCC approval.

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

         Stephen Irwin, Vice-Chairman of the Board and Secretary of the Company, is of counsel to the law firm of Olshan Grundman Frome & Rosenzweig LLP, counsel to the Company. In connection with such services, such firm received fees of approximately $1,820,000 for Fiscal 1996 and will receive fees for Fiscal 1997.

         Peter E. Legault, a director of the Company, is a director and Vice President of Thomson Kernaghan, which was engaged by the Company during Fiscal 1996 to solicit sources of financing for the Company.

         None of the current or former directors, executive officers or senior officers of the Company or persons who were directors, executive officers or senior officers of the Company at any time during Fiscal

1996, and none of the affiliates and associates (including members of the immediate families of such persons) are or have been indebted to the Company or its subsidiaries at any time since the beginning of Fiscal 1996. Furthermore, none of such persons were indebted to a third party during such period where their indebtedness was the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company or its subsidiaries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 28th day of January, 1997.



                              GST TELECOMMUNICATIONS, INC.

                              By: /S/ STEPHEN IRWIN
                                  -----------------
                                  Stephen Irwin,
                                  Vice Chairman of the Board