Form 10-Q
period 1996-12-31
GST TELECOMMUNICATIONS INC
filed 1997-02-14
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 333-8807

                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                 CANADA                             NOT APPLICABLE
      ----------------------------           ----------------------------
      (State or Other Jurisdiction           (IRS Employer Identification
       of Incorporation or Organization)                         Number)


4317 NE THURSTON WAY, VANCOUVER, WA                        98662
----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 254-4700

                                       N/A
--------------------------------------------------------------------------------


 (Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes   X    No
                                                          -----      -----

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At January 24, 1997, there were outstanding 23,658,331 Common Shares, without par value, of the Registrant.

                          GST TELECOMMUNICATIONS, INC.
                          ----------------------------

                                      INDEX

                                                                         PAGE(S)

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Condensed Balance Sheet - December 31,
         1996 (unaudited) and September 30, 1995...............................2

         Consolidated Statements of Operations and
         Deficit- Three Months Ended December 31, 1996
         and 1995 (unaudited)..................................................3

         Consolidated Statements of Cash Flows - Three
         Months Ended December 31, 1996 and 1995 (unaudited)...................4

         Notes to Consolidated Condensed Financial
         Statements (unaudited)..............................................5-8

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................9-12

                           PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................13

ITEM 6.  Exhibits and Reports on Form 8-K..................................13-14

SIGNATURES....................................................................15

Part 1.  Financial Information

                          GST TELECOMMUNICATIONS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
              DECEMBER 31, 1996 (UNAUDITED) AND SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                                                                    DECEMBER 31, 1996     SEPTEMBER 30, 1996(1)
                                                                                    -----------------     ---------------------
ASSETS
  Current assets
   Cash and cash equivalents                                                         $  13,363                $  61,343
   Restricted cash                                                                      11,112                   16,000
   Accounts receivable, net                                                             13,413                    9,472
   Investments                                                                            --                      5,176
   Inventories                                                                           2,626                    2,406
   Prepaid expenses and other current assets                                            10,202                    6,151
                                                                                     ---------                ---------

    Total current assets                                                                50,716                  100,548
                                                                                     ---------                ---------

  Property, plant and equipment, net                                                   185,961                  127,575
  Other assets, net                                                                     75,069                   73,578
                                                                                     ---------                ---------

                                                                                     $ 311,746                $ 301,701
                                                                                     =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Accounts payable                                                                   $  19,374                $  12,443
   Accrued liabilities                                                                   10,299                   26,743
   Current portion of capital lease obligations                                             723                      722
   Current portion of long term debt                                                      3,415                    4,832
   Other current liabilities                                                               563                      726
                                                                                     ---------                ---------

    Total current liabilities                                                           34,374                   45,466
                                                                                     ---------                ---------

  Deferred compensation                                                                    158                      158
  Capital lease obligation, less current portion                                         1,733                    1,453
  Long term debt, less current portion                                                 264,864                  232,674

  Minority interest in subsidiaries                                                        229                      182
                                                                                     ---------                ---------

  Shareholders' equity
   Common shares                                                                        93,607                   72,647
   Commitment to issue shares                                                           15,748                   25,454
   Deficit                                                                             (98,967)                 (76,333)
                                                                                     ---------                ---------

    Total shareholders' equity                                                          10,388                   21,768
                                                                                     ---------                ---------

                                                                                     $ 311,746                $ 301,701
                                                                                     =========                =========

(1) The information in this column was derived from the Company's audited financial statements as of September 30, 1996.

                          GST TELECOMMUNICATIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                     DECEMBER 31, 1996 AND 1995 (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                      Three Months
                                                                                                   Ended December 31,
                                                                                         -------------------------------------------

                                                                                                1996                     1995
                                                                                         -------------------       -----------------
Revenue:

  Telecommunication services                                                                $     18,437               $      4,534
  Telecommunication products                                                                       4,780                      1,985
                                                                                            ------------               ------------

                                                                                                  23,217                      6,519
                                                                                            ------------               ------------
Operating costs and expenses:

  Network expenses                                                                                15,728                      4,225
  Facilities administration and maintenance                                                        3,325                      1,341
  Cost of product revenues                                                                         1,821                        805
  Selling, general and administrative                                                             15,232                      4,482
  Research and development                                                                           410                        283
  Depreciation and amortization                                                                    4,689                      1,320
                                                                                            ------------               ------------

                                                                                                  41,205                     12,456
                                                                                            ------------               ------------

 Loss from operations                                                                            (17,988)                    (5,937)
                                                                                            ------------               ------------

Other expenses (income)

  Interest income                                                                                   (839)                      (269)
  Interest expense                                                                                 5,434                      1,727
  Loss from joint venture                                                                           --                          228
  Other                                                                                              104                        (10)
                                                                                            ------------               ------------

                                                                                                   4,699                      1,676
                                                                                            ------------               ------------

Loss before income taxes
 and minority interest                                                                           (22,687)                    (7,613)
                                                                                            ------------               ------------


  Minority interest in loss of subsidiaries                                                           53                        175
                                                                                            ------------               ------------

Net loss                                                                                    $    (22,634)              $     (7,438)
                                                                                            ============               ============


Net loss per common and common equivalent share                                             $      (1.02)              $      (0.41)
                                                                                            ============               ============


Weighted average common and common equivalent
shares outstanding                                                                            22,237,008                 18,038,314
                                                                                            ============               ============


                          GST TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               DECEMBER 31, 1996 AND DECEMBER 31, 1995 (UNAUDITED)
                                 (IN THOUSANDS)

                                                               Three Months
                                                            Ended December 31,
                                                         ----------------------

                                                           1996          1995
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                 $ (22,634)   $  (7,438)
Items not involving cash:
  Minority interest in loss of subsidiaries                    (53)        (175)
  Loss on investments                                           23          228
  Accretion of interest                                      6,743        1,016
  Amortization and depreciation                              5,078        1,411
  Stock compensation                                            65         --
  Issuance of stock for financing commitments                 --            396
Changes in non-cash operating working capital:
  Receivables                                               (3,653)         346
  Inventory                                                   (220)        (214)
  Prepaid expenses and other                                   (34)         (96)
  Accounts payable and accrued liabilities                    (881)        (861)
  Deferred revenue                                              87          (83)
                                                         ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                      (15,479)      (5,470)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities                                5,176          218
Acquisition of subsidiaries, net of cash acquired             (672)        --
Acquisition of property and equipment                      (62,554)      (8,091)
Purchase of other assets                                    (9,171)        (897)
                                                         ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                      (67,221)      (8,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on notes receivable                                  --           (159)
Issuance of special warrants                                 9,690         --
Issuance of common shares                                    1,499          287
Deferred financing costs                                      (253)      (7,928)
Principal payments on capital leases                          (245)        --
Principal payments on long term debt                        (2,683)        --
Proceeds from long term debt                                26,712      180,773
                                                         ---------    ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 34,720      172,973
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  (47,980)     158,733
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                      61,343        6,024
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  13,363    $ 164,757
                                                         =========    =========

                          GST TELECOMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 1996, as included in the Company's Annual Report on Form 10-K.

2.       NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

         Net loss per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options and warrants to purchase common shares.

3.       INVENTORIES

         Inventories, net of reserves, stated at the lower of cost or market consist of:

                                         December 31, 1996    September 30, 1996
                                         -----------------    ------------------

Raw Material                                    $  498               $  378
Work in Progress                                   273                  346
Finished Goods                                   1,855                1,682
                                         -----------------    ------------------

         Total Inventories                      $2,626               $2,406
                                         =================    ==================

4.       SHAREHOLDERS' EQUITY

         Shares authorized and outstanding are as follows:

                                         December 31, 1996    September 30, 1996
                                         -----------------    ------------------

Common Shares, no par                        23,353,337            21,257,697
value
Unlimited number of
common shares authorized


5.       SUPPLEMENTAL CASH FLOW INFORMATION

         As a result of acquisition discussed in note 6, the Company recorded $3,837 in assets and $379 in liabilities during the quarter ended December 31, 1996. The company purchased $524 in assets via capital leases during the three months ended December 31, 1996. Accounts payable and accrued liabilities include $12,396 in fixed asset purchases at December 31, 1996.

6.       RECENT DEVELOPMENTS

         During the first quarter, the Company acquired the 50% of Phoenix Fiber Access, Inc. not owned by the Company for $2,094 in cash.

7.
GST USA, INC. (1)
CONSOLIDATED CONDENSED BALANCE SHEET
DECEMBER 31, 1996 (UNAUDITED) AND SEPTEMBER 30, 1996
(IN THOUSANDS)
(STATED IN U.S. DOLLARS)


                                                   December 31,    September 30,
                                                        1996           1996
                                                   ------------    -------------

Assets

Current assets                                     $  37,197        $  77,506

Non-current asset                                    229,772          168,882
                                                   ---------        ---------

   Total Assets                                    $ 266,969        $ 246,388
                                                   =========        =========

Liabilities and stockholders' equity

Current liabilities                                $  42,489        $  34,286

Non-current liabilities                              242,336          210,243

Minority interest                                        229              182
                                                   ---------        ---------

   Total liabilities                                 285,054          244,711
                                                   ---------        ---------

   Total shareholders' equity                        (18,085)           1,677
                                                   ---------        ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 266,969        $ 246,388
                                                   =========        =========


(1) GST USA, Inc. ("GUS") is a wholly-owned subsidiary of the Company. The summarized financial information of GUS is for the three months ended December 31, 1996 and the comparable 1995 period. The total outstanding indebtedness of GUS includes its senior discount notes with an accreted value of $ 183.8 million as of December 31, 1996, which the Company fully and unconditionally has guaranteed. Separate financial statements and other disclosures concerning GUS are not presented because management has determined that such information is not materially different than the information already provided.

GST USA, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
(IN THOUSANDS)
(STATED IN U.S. DOLLARS)

                                                             Three Months
                                                          Ended December 31,
                                                     ---------------------------

                                                       1996              1995
                                                     --------          --------

Revenue                                              $ 15,161          $  6,519

Operating costs and expenses                         $ 31,952          $ 12,089
                                                     --------          --------

  Loss from operations                               $(16,801)         $ (5,570)

Other expenses                                       $  2,964          $  1,160
                                                     --------          --------

Net loss                                             $(19,765)         $ (6,730)
                                                     ========          ========

GST USA, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
(IN THOUSANDS)
(STATED IN U.S. DOLLARS)

                                                              Three Months
                                                           Ended December 31,
                                                        ------------------------

                                                           1996          1995
                                                        ---------     ---------

Cash used in operations                                 $ (15,172)    $  (5,658)

Cash used in investing                                    (63,755)       (6,841)

Cash provided by financing                                 40,503       153,652
                                                        ---------     ---------

Increase in cash and cash equivalents                     (38,424)      141,153

Cash and cash equivalents, beginning of period             41,420         3,894
                                                        ---------     ---------

Cash and cash equivalents, end of period                $   2,996     $ 145,047
                                                        =========     =========

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

OVERVIEW

         GST Telecommunications, Inc. (the "Company") provides a broad range of integrated telecommunications products and services, primarily to customers located in the western continental United States and Hawaii. Since inception as a facilities-based competitive access provider ("CAP"), the Company has constructed and operated state- of-the-art, digital telecommunications networks that provide an alternative to incumbent local exchange carriers. The Company has expanded beyond the scope of traditional CAP operations into competitive local exchange carrier ("CLEC") services and currently provides, through its established sales channels, a range of enhanced telecommunications services that include long distance, internet access and data services. In addition, the Company provides switched access and recently began to provide local dial tone services to complement its existing telecommunications service offerings. The Company also provides advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities through its wholly owned subsidiary, NACT Telecommunications, Inc. ("NACT").

         The Company's fiber optic networks currently serve 18 cities in Arizona, California, Hawaii, New Mexico and Washington and its digital microwave network serves four of the Hawaiian Islands. In addition, the Company has 20 networks under construction and two networks in development, thereby expanding its regional footprint to include Idaho, Oregon, Texas and Utah.

         The Telecommunications Act of 1996 and several state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. As a result of these regulatory changes, the Company is permitted in certain states to provide local dial tone in addition to its existing telecommunications service offerings. Management believes that the Company has an opportunity to leverage its network infrastructure and service capabilities to expand the Company's addressable market and to improve its opportunity to participate, on a regional basis, in both the local and long distance telecommunications markets in the United States. In order to capitalize on these opportunities, the Company has accelerated the development and construction of additional networks within its region. In addition, to facilitate the provision of local services, the Company has deployed nine high capacity digital switches, one of which is operational and the balance of which are expected to be operational in the first half of 1997. The Company intends to deploy an additional five such switches in the first half of 1997, all of which are expected to be operational by the third quarter of 1997.

RESULTS OF OPERATIONS

         REVENUES. Total revenues for the three months ended December 31, 1996 increased $16.7 million to $23.2 million from $6.5 million for the three months ended December 31, 1995. Telecommunications services revenues for the three months ended December 31, 1996 increased $13.9 million to $18.4 million from $4.5 million for the comparable period in the previous year. The increase in telecommunications services revenues resulted from the inclusion of revenues from strategic acquisitions, including Call America Business Communications Corporation and affiliated companies and TotalNet Communications, Inc., as well as increased CLEC service revenues generated by the Company's networks. To a lesser extent, the increase in telecommunications services revenues resulted from increased Internet, shared tenant and data services. Telecommunications products revenues for the three months ended December 31, 1996 increased $2.8 million to $4.8 million from $2.0 million for the three months ended December 31, 1995. The increase in telecommunication products revenues resulted from increased unit sales of NACT's STX switch.

         OPERATING EXPENSES. Total operating expenses for the three months ended December 31, 1996 increased $28.7 million to $41.2 million from $12.5 million for the three months ended December 31, 1995. Network expenses, which include direct local and long distance circuit costs, increased $11.5 million to $15.7 million for the three months ended December 31, 1996 from $4.2 million for the comparable period in the previous year. As a percentage of telecommunications services revenues, network expenses decreased from 93.2% for the three months ended December 31, 1995 to 85.3% for the three months ended December 31, 1996. Facilities administration and maintenance expenses for the three months ended December 31, 1996 increased $2.0 million to $3.3 million from $1.3 million for the three months ended December 31, 1995. The increase relates to additional personnel and facility costs associated with network expansion. As a percentage of telecommunication services revenues, facilities administration and maintenance expense decreased from 29.6% for the three months ended December 31, 1995 to 18.0% for the three months ended December 31, 1996. The decrease results from the expansion of the Company's customer base over the past year.

         Cost of product revenues at NACT for the three months ended December 31, 1996 increased $1 million to $1.8 million from $.8 million for the three months ended December 31, 1995. As a percentage of telecommunications products revenues, cost of product revenues decreased from 40.6% to 38.1% for the same periods. The decrease results from increased unit sales and the resultant economies of scale. Research and development costs at NACT increased from $283 for the three months ended December 31, 1995 to $410 for the three months ended December 31, 1996. The increase is primarily due to the addition of personnel to enhance the current switch product line and to facilitate the development of new switching products.

         Selling, general and administrative expenses for the three months ended December 31, 1996 increased $10.7 million to $15.2 million from $4.5 million for the three months ended December 31, 1995. The increase is primarily due to the expansion of the Company's CLEC and enhanced services operations and the acquisition of three long distance companies, an Internet service provider and a provider of shared tenant services during the fiscal year ended September 30, 1996 ("Fiscal 1996"). The implementation of the Company's integrated services strategy has resulted in additional marketing, management information and sales staff dedicated to network expansion and increased service offerings.

         Depreciation and amortization for the three months ended December 31, 1996 increased $3.4 million to $4.7 million from $1.3 million for the comparable period in the previous year. The increase is attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to the Company's Fiscal 1996 acquisitions. The Company expects that depreciation will continue to increase as it expands its networks and provides switched services.

         OTHER EXPENSES. Other expenses for the three months ended December 31, 1996 increased $3.0 million to $4.7 million from $1.7 million for the three months ended December 31, 1995. The increase is principally the result of additional interest expense associated with the December 1995 debt offering. The increase was partially offset by the interest income resulting from the investment of the proceeds of such offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating and net losses as a result of the development and operation of its networks. The Company expects that such losses will continue as the Company emphasizes the development, construction and expansion of its networks and builds its customer base, and that cash provided by operations will not be sufficient to fund the expansion of its networks and services. The Company has financed, and expects to continue to finance, its capital expenditures, acquisitions and working capital requirements primarily through the sale of equity and debt securities.

         Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $34.7 million and $173.0 million for the three month periods ended December

31, 1996 and 1995, respectively. The Company's net cash used in operating and investment activities was $82.7 million and $14.2 million for the three month periods ended December 31, 1996 and 1995, respectively.

         Capital expenditures for the three months ended December 31, 1996 and 1995 were $58.0 million and $8.1 million, respectively. The Company estimates capital expenditures of in excess of $350 million for the 1997 and 1998 fiscal years. The actual amount and timing of such expenditures will be dependent upon a number of factors, including the availability of equity and debt financing, customer demand, the ability to conclude interconnection agreements and the regulatory environment. These expenditures will be utilized for the expansion, development and construction of the Company's networks, the acquisition and deployment of switches and related equipment to facilitate the offering of advanced telecommunications services and internal management systems. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur increasing operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors beyond the Company's control, including the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of capital.

         The Company completed a $180 million debt offering in December 1995, consisting of $160 million in senior discount notes and $20 million in convertible senior subordinated discount notes (collectively, the "1995 Notes"). The net proceeds from the issuance of the 1995 Notes, $171.3 million, are being used to fund network development, capital expenditures and working capital requirements. The indentures governing the 1995 Notes include restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by the Company, investment in certain subsidiaries and the payment of dividends.

         In October 1994, the Company and Tomen entered into agreements (the "Tomen Facility") pursuant to which Tomen agreed to make available up to a total of $100 million of financing, on a project-by-project basis, for the construction and development of network projects. Tomen has a right of first refusal to finance each network project up to the limit of the facility. To date, Tomen has provided, or agreed to provide, $34.5 million in debt financing under the Tomen Facility for the Company's network projects in Southern California, Tucson and Albuquerque.] Furthermore, Tomen has purchased 1,324,074 common shares of the Company, without par value (the "Common Shares"), and holds warrants to purchase 296,155 additional Common Shares. In November 1996 Tomen agreed in principle to provide the Company with $41 million of additional financing under the Tomen Facility for the Hawaiian inter-island network and terrestrial fiber optic facilities and in connection with such financing will purchase additional Common Shares and warrants to purchase 75,000 additional Common Shares.

         In October 1996 the Company completed a private placement to non-U.S. investors of two million special warrants (the "Special Warrants"). Each Special Warrant is exercisable for one Common Share and one-half of an underlying warrant. Each full underlying warrant entitles the holder to purchase one additional Common Share for a purchase price of $13.00 for one year from the date of issuance. The Special Warrants become exercisable by the holders for no additional consideration upon the receipt of approval of the Canadian prospectus (the "Canadian Prospectus") from the securities commission of each of the Canadian provinces where the Special Warrants were sold, but in any event, no later than September 22, 1997. In the event that the requisite regulatory approvals for the Canadian Prospectus are not received by the Company by February 19, 1997, then each Special Warrant will become exercisable for 1.1 Common Shares and one-half of one underlying warrant. The Company received $9.7 million in net proceeds in October 1996 and the remaining $11.1 million in net proceeds in January 1997.

         In September 1996, the Company entered into a loan agreement with Siemens Stromberg-Carlson ("Siemens") that provides for loans by Siemens of up to an aggregate of $226 million to finance the purchase of Siemens equipment and certain equipment from other suppliers. $116 million of such loan proceeds is presently available to the Company. The Company may seek to obtain the balance of such proceeds on an as-needed basis, subject to the negotiation and execution of mutually satisfactory documentation. In December 1996, the Company entered into an agreement with Northern Telecom Finance Company ("NTFC"), which provides for $50 million of equipment financing to finance the purchase of equipment and products from Northern Telecom, Inc. As of December 31, 1996, the Company has borrowed $26 million pursuant to the NTFC agreement.

         The Company proposes to incur significant additional indebtedness to purchase telecommunications equipment such as switches and fiber optic cable and to finance related design, development, construction, installation and integration costs. The Company may make public and private offerings of its debt and equity securities and may negotiate additional credit facilities.

         At December 31, 1996, the Company had cash, cash equivalents, restricted cash and investments of $24.5 million, compared to $82.5 million at September 30, 1996. Management believes that the cash on hand, the proceeds from the Special Warrants offering, the expected proceeds of approximately $10 million from the public offering of NACT's common stock whereby the Company and NACT will sell one million and two million shares respectively, of NACT's common stock, borrowings expected to be available under the Tomen Facility, the NTFC agreement and the Siemens agreement and currently contemplated offerings of the Company's debt and equity securities will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses through December 31, 1997. Thereafter, the Company expects to acquire additional financing. In the event that the Company's plans or assumptions change or prove to be inaccurate, or its cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital sooner than currently anticipated. There can be no assurance that the Tomen Facility, the currently contemplated offerings of debt and equity securities or other financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained in the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans, and could have a material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company.

         Although the Company's liquidity substantially improved as a result of the 1995 Notes offering because the 1995 Notes do not require the payment of cash interest prior to June 2001 and the 1995 Notes do not require payment of principal until maturity in 2005, a portion of the indebtedness under the Tomen Facility will, and a portion of the equipment financing may, mature prior to 2005. Accordingly, the Company may need to refinance a substantial amount of indebtedness. In addition, the Company anticipates that cash flow from operations may be insufficient to repay the 1995 Notes in full at maturity and that such notes may need to be refinanced. There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations, including its obligations under the Tomen Facility, the 1995 Notes or equipment financing. Because the Company does not currently have a revolving credit facility, if a shortfall occurs, alternative financing would be necessary in order for the Company to meet its liquidity requirements and there can be no assurance that such financing would be available. In such event, the Company could face substantial liquidity problems. The ability of the Company to meets its obligations and effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of the Company.

                           Part II. Other Information

Item 1.  LEGAL PROCEEDINGS

         Reference is made to ITEM 3. LEGAL PROCEEDINGS of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and to the descriptions therein of an action commenced by GST Tucson Lightwave, Inc. ("GST Tucson") against the City of Tucson in the Superior Court of Arizona, County of Pima (the "State Proceeding") and a second action commenced by GST Tucson against the City of Tucson in the United States District Court for the District of Arizona (the "Federal Proceeding"). In the State Proceeding, the Arizona Court of Appeals affirmed the Superior Court's ruling denying GST Tucson the relief sought in respect of its City of Tucson fiber optic communications license. GST Tucson may appeal to the Arizona Supreme Court. In the Federal Proceeding, the United States District Court dismissed GST Tucson's action. GST Tucson filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on January 16, 1997.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*10(a)   1996 Stock Option Plan of the Company, as amended to date.
*10(b)   1996 Senior Executive Officer Stock Option Plan of the Company.
*10(c)   1996 Senior Operating Officer Stock Option Plan of the Company.
*10(d) Loan and Security Agreement dated as of September 4, 1996 by and between Siemens Stromberg-Carlson ("Siemens") and GST Switchco, Inc. ("GST Switchco").
*10(e) Unconditional Continuing Guaranty dated as of September 4, 1996 by and between Siemens and GST USA, Inc.
*10(f) Unconditional Limited Guaranty Agreement dated as of December 19, 1996 made by GST USA, Inc., in favor of NTFC Capital Corporation.
*27      Financial Data Schedule.

----------------------
*        Filed herewith.

(b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated October 31, 1996 reporting under Item 2 thereof the acquisition by merger of TotalNet and under
Item 5 thereof the Special Warrant offering.

                                  EXHIBIT INDEX

EXHIBIT

*10(a)   1996 Stock Option Plan of the Company, as amended to date.
*10(b)   1996 Senior Executive Officer Stock Option Plan of the Company.
*10(c)   1996 Senior Operating Officer Stock Option Plan of the Company.
*10(d) Loan and Security Agreement dated as of September 4, 1996 by and between Siemens Stromberg-Carlson ("Siemens") and GST Switchco, Inc. ("GST Switchco").
*10(e) Unconditional Continuing Guaranty dated as of September 4, 1996 by and between Siemens and GST USA, Inc.
*10(f) Unconditional Limited Guaranty Agreement dated as of December 19, 1996 made by GST USA, Inc., in favor of NTFC Capital Corporation.
*27      Financial Data Schedule.

----------------------
*        Filed herewith.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                             GST TELECOMMUNICATIONS, INC.
                                             (Registrant)

                                             /s/Robert H. Hanson
                                             ---------------------------------
                                             Robert H. Hanson,
                                             (Senior Vice President and Chief
                                             Financial Officer)

                                             /s/Clifford V. Sander
                                             ---------------------------------
                                             Clifford V. Sander
                                             (Senior Vice President, Treasurer
                                             and Chief Accounting Officer)

Date:  February 14, 1997