Form 10-Q
period 1997-03-31
GST TELECOMMUNICATIONS INC
filed 1997-05-15
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997
                               --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ----------

                         Commission file number 333-8807
--------------------------------------------------------------------------------
                          GST TELECOMMUNICATIONS, INC.



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

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 14, 1997, there were outstanding 25,798,642 Common Shares, without par value, of the Registrant.

                          GST TELECOMMUNICATIONS, INC.

                                      INDEX

                                                                         Page(s)
                                                                         -------

                          PART I: FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:

               Consolidated  Condensed  Balance Sheet - March 31,           3
               1997 (unaudited) and September 30, 1996

               Consolidated  Condensed Statements of Operations -           4
               Three  Months  Ended March 31, 1997 and 1996,  Six
               Months  ended  March  31,  1997  and 1996 and 1995
               (unaudited)

               Consolidated  Condensed Statements of Cash Flows -           5
               Six  Months   Ended   March  31,   1997  and  1996
               (unaudited)

               Notes   to   Consolidated    Condensed   Financial           6
               Statements (unaudited)

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           11-15
               CONDITION AND RESULTS OF OPERATIONS

                           PART II: OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                           16

ITEM 2.        CHANGES IN SECURITIES                                       16

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                            17-18

SIGNATURES                                                                 19

Part 1. Financial Information

                         GST Telecommunications, Inc.

                      CONSOLIDATED CONDENSED BALANCE SHEET
               MARCH 31, 1997 (unaudited) and September 30, 1996

                                 (in thousands)

                                                                      March 31, 1997        September 30, 1996    (1)
ASSETS
   Current assets
      Cash and cash equivalents                                        $  37,073                $  61,343
      Restricted cash                                                     11,261                   16,000
      Accounts receivable, net                                            15,407                    9,472
      Investments                                                          2,000                    5,176
      Inventories                                                          2,808                    2,406
      Prepaid expenses and other current assets                            7,531                    6,151
                                                                       ---------                ---------

           Total current assets                                           76,080                  100,548
                                                                       ---------                ---------

   Property, plant and equipment                                         258,325                  134,714
     less accumulated depreciation                                       (12,407)                  (7,139)
                                                                       ---------                ---------
                                                                         245,918                  127,575


   Other assets                                                           86,508                   79,424
     less accumulated amortization                                       (10,560)                  (5,846)
                                                                       ---------                ---------
                                                                          75,948                   73,578

                                                                       $ 397,946                $ 301,701
                                                                       =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
      Accounts payable                                                 $  10,166                $  12,443
      Accrued liabilities                                                 19,395                   26,743
      Current portion of capital lease obligations                           723                      722
      Current portion of long term debt                                    1,650                    4,832
      Other current liabilities                                              355                      726
                                                                       ---------                ---------

           Total current liabilities                                      32,289                   45,466
                                                                       ---------                ---------


   Deferred compensation                                                     158                      158
   Capital lease obligation, less current portion                          1,628                    1,453
   Long term debt, less current portion                                  287,495                  232,674

   Minority interest in subsidiaries                                      11,661                      182

   Preference shares                                                      50,000                     --

   Shareholders' equity

      Common shares                                                      103,642                   72,647
      Warrants                                                            20,815                     --
      Commitment to issue shares                                           5,009                   25,454
      Deficit                                                           (114,751)                 (76,333)
                                                                       ---------                ---------

           Total shareholders' equity                                     14,715                   21,768
                                                                       ---------                ---------

                                                                       $ 397,946                $ 301,701
                                                                       =========                =========

(1) The information in this column was derived from the Company's audited financial statements as of September 30, 1996.

                          GST TELECOMMUNICATIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                       MARCH 31, 1997 AND 1996 (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             Three Months                           Six Months
                                                            Ended March 31,                       Ended March 31,
                                                   -------------------------------       -------------------------------

                                                        1997              1996                1997               1996
                                                   ------------       ------------       ------------       ------------
Revenue:

      Telecommunication services                   $     19,619       $      7,000       $     38,056       $     11,534
      Telecommunication products                          5,073              1,343              9,853              3,328
                                                   ------------       ------------       ------------       ------------

                                                         24,692              8,343             47,909             14,862
                                                   ------------       ------------       ------------       ------------
Operating costs and expenses:

      Network expenses                                   16,929              5,653             32,657              9,879
      Facilities administration and maintenance           3,120              1,833              6,445              3,174
      Cost of product revenues                            1,863                865              3,684              1,670
      Selling, general and administrative                15,391              6,298             30,623             10,780
      Research and development                              616                317              1,026                600
      Depreciation and amortization                       4,481              1,958              9,170              3,278
                                                   ------------       ------------       ------------       ------------

                                                         42,400             16,924             83,605             29,381
                                                   ------------       ------------       ------------       ------------

 Loss from operations                                   (17,708)            (8,581)           (35,696)           (14,519)
                                                   ------------       ------------       ------------       ------------

Other expenses (income)

      Interest income                                      (538)            (2,128)            (1,377)            (2,397)
      Interest expense                                    5,384              6,241             10,818              7,968
      Loss from joint venture                              --                  375               --                  603
      Other                                              (6,928)                63             (6,820)                36
                                                   ------------       ------------       ------------       ------------
                                                         (2,082)             4,551              2,621              6,210
                                                   ------------       ------------       ------------       ------------

Loss before income taxes
      and minority interest                             (15,626)           (13,132)           (38,317)           (20,729)
                                                   ------------       ------------       ------------       ------------

      Income Taxes                                         (118)                (1)              (114)               (18)
      Minority interest in loss of subsidiaries             (40)                64                 13                239
                                                   ------------       ------------       ------------       ------------
                                                           (158)                63               (101)               221

Net loss                                           $    (15,784)      $    (13,069)      $    (38,418)           (20,508)
                                                   ============       ============       ============       ============

Net loss per common and common
      equivalent share                             $      (0.70)      $      (0.72)      $      (1.72)      $      (1.13)
                                                   ============       ============       ============       ============

Weighted average common and common
      equivalent shares outstanding                  22,425,014         18,263,335         22,329,978         18,161,068
                                                   ============       ============       ============       ============

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  MARCH 31, 1997 AND MARCH 31, 1996 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             Six Months
                                                                                           Ended March 31,

                                                                                  ------------------------------

                                                                                      1997              1996
                                                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $ (38,418)         $ (20,508)
Adjustment to reconcile net income to net cash used in operating activities
     Minority interest in loss of subsidiaries                                          (13)              (239)
     Loss on investments in affiliates                                                  585                603
     Accretion of interest                                                            8,824              6,509
     Amortization and depreciation                                                    9,909              3,278
     Stock compensation                                                                 351               --
     Issuance of stock for financing commitments                                       --                  230
     Gain on sale of subsidiary shares                                               (7,424)              --
Changes in non-cash operating working capital:
     Receivables                                                                     (2,976)               979
     Inventory                                                                         (402)              (560)
     Prepaid expenses and other                                                      (1,272)            (1,658)
     Accounts payable and accrued liabilities                                        (3,900)            (1,851)
     Deferred revenue                                                                  (121)              (236)
                                                                                  ---------          ---------

NET CASH USED IN OPERATING ACTIVITIES                                               (34,857)           (13,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidairy shares, net                                         27,365               --
Proceeds from sale of marketable securities                                           5,176               --
Purchase of marketable securities                                                    (2,000)            (4,654)
Acquisition of subsidiaries, net of cash acquired                                      (672)              (178)
Acquisition of property and equipment                                              (117,289)           (21,386)
Purchase of other assets                                                            (10,143)            (2,663)
                                                                                  ---------          ---------
NET CASH USED IN INVESTING ACTIVITIES                                               (97,563)           (28,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of warrants receivable                                                    20,815               --
Issuance of common shares                                                             1,650              1,572
Issuance of preference shares                                                        50,000               --
Deferred financing costs                                                             (1,728)            (7,989)
Principal payments on capital leases                                                   (350)              (157)
Principal payments on long term debt                                                 (4,865)              (390)
Proceeds from long term debt                                                         42,628            179,625
                                                                                  ---------          ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                         108,150            172,661
                                                                                  ---------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (24,270)           130,327
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     61,343              6,024
                                                                                  ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  37,073          $ 136,351
                                                                                  =========          =========

                          GST TELECOMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.                  BASIS OF PRESENTATION

                    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all the adjustments necessary (which are of normal and recurring nature) for the fair presentation of the results of the interim period presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 1996, as included in the Company's Annual Report on Form 10-K.

2.                  NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

                    Net loss per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options and warrants to purchase common shares.

3.                  INVENTORIES

                    Inventories, net of reserves, stated at the lower of cost or market consist of:

                                        March 31, 1997       September 30, 1996
                                       ----------------      -------------------

Raw Material                           $    1,187           $       378
Work in Progress                              307                   346
Finished Goods                                374                   317
Refurbished inventory held for sale           940                 1,365
                                       ----------------      -------------------

             Total Inventories               2,808                 2,406
                                       ================      ===================

4.                  SHAREHOLDERS' EQUITY

                    Shares authorized and outstanding are as follows:

                                 March 31, 1997         September 30, 1996
                                ----------------      ---------------------

Common Shares, no par value        23,612,091               21,257,697

Unlimited number of
common shares authorized

5.                  SUPPLEMENTAL CASH FLOW INFORMATION

                    As a result of an acquisition, the Company recorded $3,837 in assets and $379 in liabilities during the six months ended March 31, 1997. The Company purchased $524 in assets via capital leases during the six months ended March 31, 1996. Accounts payable and accrued liabilities include $15,303 in fixed asset purchases at March 31, 1997. During the six months ended March 31, 1997, the Company made $1,605 in interest payments

6.                  ACCOUNTING CHANGE

                    Effective January 1, 1997, the Company increased the estimated depreciable life of its telecommunications networks from 10 to 20 years and decreased the estimated depreciable life of certain equipment from 10 to five years. These estimates were changed to better reflect the estimated period during which these assets will remain in service and result in useful lives which are more consistent with industry practice. The changes in estimates of depreciable lives were made on a prospective basis, beginning January 1, 1997. The effect of this change was to decrease depreciation expense and net loss for the three months ended March 31, 1997 by $311.

7.                  RECENT DEVELOPMENTS

                    In February 1997 NACT Telecommunications, Inc. ("NACT") (a subsidiary of the Company) completed an initial public offering of its common stock pursuant to which the Company and NACT sold one million and two million shares, respectively, of NACT's common stock, resulting in gross proceeds to the Company and NACT of $10 million and $20 million, respectively. The Company recognized a $7.4 million gain on the sale of NACT common stock. As a result of this transaction, the Company's interest in NACT decreased from 100% to 63%.

                    Also in February 1997, the Company completed a private placement of $50 million in redeemable preferred shares (the "Preferred Shares"). The Preferred Shares, which are convertible at any time after February 28, 2000 at an imputed price of $11.375 per share, will not pay dividends in cash, except to the extent cash dividends are paid on Common Shares. In addition, the liquidation and redemption prices of the Preferred Shares will accrete at a semi-annual rate of 11.875%. Under certain circumstances, the Preferred Shares will also be subject to mandatory conversion or redemption.

                    In May 1997, the Company issued $265 million in senior secured notes due May 1, 2007. The notes bear interest at a rate of 13.25% with semi-annual interest payments due beginning November 1, 1997. Approximately $93.8 million of the proceeds have been set aside to fund the first six scheduled interest payments. The remainder of the net proceeds will be used to purchase and install telecommunications equipment.

8.
GST USA, INC. (A)
CONSOLIDATED CONDENSED BALANCE SHEET
MARCH 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996
(IN THOUSANDS)
(STATED IN U.S. DOLLARS)

                                                         March 31, 1997         September 30, 1996
ASSETS

Current assets                                             $  56,811                $  77,506

Non-current assets                                           290,317                  168,882

                                                           ---------                ---------
      TOTAL ASSETS                                         $ 347,128                $ 246,388
                                                           =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                        $  94,240                $  34,286

Non-current liabilities                                      264,128                  210,243

Minority interest                                             11,661                      182

                                                           ---------                ---------
      Total liabilities                                      370,029                  244,711
                                                           ---------                ---------

                                                           ---------                ---------
      Total shareholders' equity                             (22,901)                   1,677
                                                           ---------                ---------

                                                           ---------                ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 347,128                $ 246,388
                                                           =========                =========


(A) GST USA, Inc. ("GUS") is a wholly-owned subsidiary of the Company. The summarized financial information of GUS is as of and for the three months ended March 31, 1997 and the comparable 1996 period. The total outstanding indebtedness of GUS includes its senior discount notes with an accreted value of $ 190.1 million as of March 31, 1997, which the Company fully and unconditionally guaranteed. Separate financial statements and other disclosures concerning GUS are not presented because management has determined that such information is not materially different than the information already provided.

GST USA, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
(IN THOUSANDS)
(STATED IN U.S. DOLLARS)

                                                     Three Months                                   Six Months
                                                   Ended March 31,                                Ended March 31,
                                         -----------------------------------        ------------------------------------------

                                              1997                  1996                   1997                       1996
                                         ---------------       -------------        -----------------          ---------------

Revenue                                    $      16,088        $      8,343         $         31,249            $      14,862

Operating costs and expenses               $      33,935        $     16,409         $         65,897            $      28,498
                                         ---------------       -------------        -----------------          ---------------

      Loss from operations                 $     (17,847)       $     (8,066)        $        (34,648)           $     (13,636)

Other expenses                             $       4,485        $      3,963         $          1,521            $       5,123
                                         ---------------       -------------        -----------------          ---------------

Net Loss                                   $     (13,362)       $    (12,029)        $        (33,127)           $     (18,759)
                                         ===============       =============        =================          ===============

GST USA, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
(IN THOUSANDS)
(STATED IN U.S. DOLLARS)

                                                                Six Months
                                                             Ended March 31,

                                                   ----------------------------------

                                                         1997                1996e
                                                   ---------------     --------------

Cash used in operations                            $      (33,496)      $     (12,713)

Cash used in investing                                    (94,166)            (27,027)

Cash provided by financing                                107,791             151,706
                                                   ---------------     --------------

Increase in cash and cash equivalents                     (19,871)            111,966

Cash and cash equivalents, beginning of period             41,420               3,894
                                                   ---------------     --------------

Cash and cash equivalents, end of period           $       21,549       $     115,860
                                                   ===============     ==============

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

OVERVIEW

            GST Telecommunications, Inc. (the "Company") provides a broad range of integrated telecommunications products and services, primarily to customers located in the western continental United States and Hawaii. As a competitive local exchange carrier, the Company operates state-of-the-art, digital telecommunications networks that provide an alternative to incumbent local exchange carriers. The Company provides, through its established sales channels, telecommunications services that include long distance, Internet access and data transmission services and recently introduced local dial tone services. The Company also produces advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities through its equipment subsidiary, NACT.

            The Company's digital networks currently serve 19 cities in Arizona, California, Hawaii, New Mexico and Washington. In addition, the Company has networks under construction which, when completed, will serve 18 additional cities and expand its regional footprint to Idaho, Oregon, Utah and five Hawaiian Islands.

            The Telecommunications Act of 1996 and state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. As a result of these regulatory changes, the Company is permitted in certain states to provide local dial tone in addition to existing telecommunications service offerings. In order to capitalize on these opportunities, the Company has accelerated the development of additional networks within its region while significantly expanding its product and service offerings, primarily with respect to the provision of local services. To facilitate its entry into local services, the Company has in service two high capacity digital switches, has installed and is testing five additional high capacity digital switches and is planning to deploy an additional eight such switches in 1997.

RESULTS OF OPERATIONS

            REVENUES. Total revenues for the three and six month periods ended March 31, 1997 increased $16.3 million, or 196.0%, and $33.0 million, or 222.4%, respectively, over the comparable three and six month periods ended March 31, 1996. Telecommunications services revenues for the three and six month periods ended March 31, 1997 increased $12.6 million, or 180.3%, and $26.5 million, or 230.0%, respectively, over the comparable periods in the previous year. The increase in telecommunications services revenues resulted from the inclusion of revenues from strategic acquisitions, including GST Call America, Inc. and TotalNet Communications, Inc., as well as increased CLEC service revenues generated by the Company's networks. To a lesser extent, the increase in telecommunications services revenues resulted from increased Internet, shared tenant and data services. Telecommunications products revenues for the three and six month periods ended March 31, 1997 increased $3.7 million, or 277.7%, and $6.5 million, or 196.1%, respectively, over the three and six months ended March 31, 1996. The increase in telecommunication products revenues resulted from the introduction in April 1996 of NACT's STX switch and subsequent increased unit sales.

            OPERATING EXPENSES. Total operating expenses for the three and six month periods ended March 31, 1997 increased $25.5 million, or 150.5%, and $54.2 million, or 184.6%, respectively, over the three and six month periods ended March 31, 1996. Network expenses, which include direct local and long distance circuit costs, were 86.3% and 85.8%, respectively, of telecommunications services revenues for the three and six month periods ended March 31, 1997, compared to 80.8% and 85.7% for the comparable periods in the previous year. Facilities administration and maintenance expenses for the three and six month periods ended March 31, 1997 were 15.9% and 16.9%, respectively, of telecommunications services revenues compared to 26.2% and 27.5% for the comparable periods ended March 31, 1996. The primary reason for the decrease in these expenses as a percent of telecommunications services revenues is the inclusion of revenue from 1996 strategic acquisitions, substantially all of which are not generated on the Company's networks.

            Cost of product revenues at NACT for the three and six month periods ended March 31, 1997 were 36.7% and 37.4%, respectively, of telecommunications products revenues, compared to 64.4% and 50.1% for the comparable periods ended March 31, 1996. The decrease results from economies of scale related to increased unit sales of NACT's STX switch. Additionally, cost of telecommunications products revenues as a percentage of telecommunications products revenues increased in the three month period ended March 31, 1996 due to decreased demand for the LCX, the predecessor to the STX, during the transition from the LCX to the STX. Research and development costs at NACT for the three and six months ended March 31, 1997 increased $.3 million and $.4 million, respectively, over the comparable periods in the previous year. The increase is primarily due to the addition of personnel to enhance the current switch product line and to facilitate the development of new switching products and applications.

            Selling, general and administrative expenses for the three and six month periods ended March 31, 1997 increased $9.1 million, or 144.4%, and $19.8 million, or 184.1%, respectively, over the three and six months ended March 31, 1996. The increase is primarily due to the expansion of the Company's CLEC and enhanced services operations and the acquisition of three long distance companies and a provider of shared tenant services in the last half of fiscal 1996. The implementation of the Company's integrated services strategy has resulted in additional marketing, management information and sales staff.

            Depreciation and amortization for the three and six month periods ended March 31, 1997 increased $2.5 million and $5.9 million, respectively, over the comparable periods in the previous year. The increase is attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to the Company's fiscal 1996 acquisitions. The Company expects that depreciation will continue to increase as it expands its networks and increases switched services. Effective January 1, 1997, the Company changed the estimated depreciable lives of certain fixed assets. The effect of the change was to decrease depreciation expense by $.3 million for the quarter ended March 31, 1997. The Company does not expect the impact of such changes to be material in the future.

            OTHER EXPENSES/INCOME. For the three and six months ended March 31, 1997, the Company recorded net other income of $2.0 million and net other expense of $2.7 million, respectively, compared to net other expense of $4.6 million and $6.2 million for the comparable periods ended March 31, 1996. The primary reason for the improvement in other expense/income as compared to the previous year was a $7.4 million gain recognized on the sale of one million of the Company's shares of NACT in February 1997. If such gain had been excluded, other expenses for the three and six month periods ended March 31, 1997 would have increased $.8 million and $3.8 million, respectively, over the three and six month periods ended March 31, 1996. For the three month period, the increase is primarily due to a decrease in interest income resulting from a decrease in cash and investments as compared to the prior year. The increases were partially offset by a decrease in interest expense which resulted from increased capitalization of interest expense due to an increase in asset construction activity. For the six month period, the increase primarily resulted from increased interest expense due to the issuance of $180 million in debt securities in December 1995 and from a decrease in interest income, as noted herein.

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

            Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $108.2 million and $172.7 million for the six month periods ended March 31, 1997 and 1996, respectively. The Company's net cash used in operating and investment activities was $132.4 million and $42.3 million for the six month periods ended March 31, 1997 and 1996, respectively.

            Capital expenditures for the six months ended March 31, 1997 and 1996 were $120.6 million and $22.0 million, respectively. The Company estimates capital expenditures of approximately $260 million and $150 million for the fiscal years 1997 and 1998, respectively. The majority of these expenditures is expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

            In October 1994, the Company and Tomen entered into agreements (the "Tomen Facility") pursuant to which Tomen agreed to make available up to a total of $100 million of financing on a project by project basis, for the construction and development of network projects. Tomen has a right of first refusal to finance each network project up to the limit of the facility. To date, Tomen has provided, or agreed to provide, $34.5 million in debt financing under the Tomen Facility for the Company's network projects in Southern California, Tucson and Albuquerque. Furthermore, Tomen has purchased 1,449,074 common shares without par value (the "Common Shares"), and holds warrants to purchase 171,155 additional Common Shares. In November 1996 Tomen agreed in principle to provide the Company with $41 million of additional financing under the Tomen Facility for the Hawaiian inter-island network and terrestrial fiber optic facilities and in connection with such financing will purchase additional Common Shares and warrants to purchase 75,000 additional Common Shares.

            In December 1995, the Company completed a $180 million debt offering, consisting of $160 million in senior discount notes and $20 million in convertible senior subordinated discount notes (collectively, the "1995 Notes"). The net proceeds from the issuance of the 1995 Notes, $171.3 million, were used to fund network development, capital expenditures and working capital requirements.

            In October 1996, the Company completed a private placement to non-U.S. investors of two million special warrants (the "Special Warrants"). Each Special Warrant is exercisable for one common share and one-half of an underlying warrant. Each full underlying warrant entitles the holder to purchase one additional Common Share at $13.00 for one year from the date of issuance. The Company received $9.7 million in net proceeds in October 1996 and the remaining $11.1 million in net proceeds in January 1997.

            In September 1996, the Company entered into a loan agreement with Siemens Stromberg-Carlson (Siemens) that provides for loans by Siemens of up to an aggregate of $226 million to finance the purchase of Siemens equipment and certain equipment from other suppliers. $116 million of such loan proceeds is presently available to the Company. The Company may seek to obtain the balance of such proceeds on an as needed basis, subject to the negotiation and execution of mutually satisfactory documentation. In December 1996, the Company entered into an agreement with Northern Telecom Finance Company (NTFC), which provides for $50 million of equipment financing to finance the purchase of equipment and products from Northern Telecom, Inc. As of March 31, 1997, the Company has borrowed $41.9 million pursuant to the NTFC agreement.

            In February 1997, the Company consummated a private placement of $50 million of the Preferred Shares. The Preferred Shares, which are convertible at any time after February 28, 2000 at an imputed price of $11.375 per share, will not pay dividends in cash, except to the extent cash dividends are paid on Common Shares. In addition, the liquidation and redemption prices of the Preferred Shares will accrete at a semi-annual rate of 11.875%. On February 28, 2004, and under certain circumstances, the Preferred Shares will also be subject to mandatory conversion or redemption, provided that to the extent the Company is prohibited from paying the redemption price in cash, holders of the Preferred Shares may elect to convert such shares into Common Shares and if such election is not made, the Company may extend the mandatory redemption date to August 28, 2007.

            In February 1997, NACT completed an initial public offering of its common stock pursuant to which the Company and NACT sold one million and two million shares, respectively, of NACT's common stock, resulting in net proceeds to the Company and NACT of approximately $9.1 million and $18.2 million, respectively.

            In May 1997, the Company completed the offering of $265 million in senior secured notes (the "1997 Notes"). The net proceeds from the issuance of the 1997 Notes, $255.6 million, will be used to purchase and install telecommunications equipment such as fiber optic cable, switches and other related equipment, to pay the first six scheduled interest payments on the 1997 Notes and to refinance approximately $40 million of previously purchased capital equipment. The indentures, and the indentures associated with the 1995 Notes, include restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by the Company, investment in certain subsidiaries, the sale of assets and the payment of dividends.

            The Company proposes to incur significant additional indebtedness to purchase telecommunications equipment such as switches and fiber optic cable and to finance related design, development, construction, installation and integration costs. The Company may make public and private offerings of its debt and equity securities and may negotiate additional credit facilities.

            At March 31, 1997, the Company had cash, cash equivalents, restricted cash and investments of $50.3 million, compared to $82.5 million at September 30, 1996. Management believes that the cash on hand, including the proceeds from the sale of the 1997 Notes in May 1997, and borrowings expected to be available under the Tomen Facility, the NTFC agreement and the Siemens agreement will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses through June 1998. Thereafter, the Company expects to require additional financing. In the event that the Company's plans or assumptions change or prove to be inaccurate, or its cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital sooner than currently anticipated. There can be no assurance that the Tomen Facility or other financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained within the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company.

            The Company's liquidity substantially improved as a result of the 1995 Notes offering and the 1997 Notes offering because the 1995 Notes do not require the payment of cash interest prior to June 2001 and the 1995 Notes and 1997 Notes do not require the payment of principal until maturity in 2005 and 2007, respectively. However, a portion of the indebtedness under the Tomen
Facility  and a portion of the  equipment  financing  will mature prior to 2005.
Accordingly, the Company may need to refinance a substantial amount of indebtedness. In addition, the Company anticipates that cash flow from operations may be insufficient to repay the 1995 Notes and 1997 Notes in full at maturity and that such notes may need to be refinanced. The ability of the Company to effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of the Company. There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations, including its obligations under the Tomen Facility, the 1995 Notes, the 1997 Notes or its equipment financing.

NEW ACCOUNTING PRONOUNCEMENT

            In February 1997, the Financial Accounting Standards Baord issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The Statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share.

            The Company plans to adopt SFAS No. 128 in the first quarter of fiscal 1998 and does not expect the new pronouncement to have a significant impact on per share data.

                           PART II: OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On or about February 25, 1997, US WEST filed a declaratory judgment action against members of the Arizona Corporation Commission (the "ACC"), American Communications Services Inc., Brooks Fiber Properties Inc. and the Registrant in the United States District Court in Arizona. The Registrant
understands that one or more substantially similar lawsuits have been filed against other competitive local exchange carriers, including MFS Communications Company, Inc. ("MFS"). US WEST alleges that the ACC has entered into an interconnection order that unlawfully requires US WEST to resell services below cost, imposes resale restrictions and denies US WEST recovery for construction and implementation costs, unlawfully treats the cost recovery of access revenues for interim number portability, requires US WEST to obtain additional rights of way or build additional facilities solely to provide access to the Registrant, and amounts to a taking of US WEST's property without just compensation. US WEST seeks a declaratory judgment stating that the ACC has violated the Telecommunications Act of 1996 and that the ACC has taken US WEST's property without providing just compensation. US WEST also seeks an injunction prohibiting all defendants, including the Registrant, from taking any action to enforce any of the order's allegedly unlawful provisions. The Registrant's time to answer or move against the complaint has been extended indefinitely by US WEST, pending a decision with respect to a motion to dismiss the complaint against MFS in the action filed by US WEST against it. Should US WEST prevail in its suit, it would have an adverse impact on the Registrant's operations in Arizona; however, the magnitude thereof is uncertain at this time.

ITEM 2.           CHANGES IN SECURITIES

         1. On January 5, 1997, the Registrant issued an aggregate of 168,249 Common Shares to 23 individuals as an installment payment in consideration for the Registrant's acquisition of a minority interest in NACT Telecommunications, Inc.

         2. On February 11, 1997, the Registrant issued 10,000 Common Shares to one individual pursuant to a stock bonus agreement entered into in March 1996.

         3. On February 28, 1997, the Registrant issued $50 million of Series A Convertible Preference Shares (the "Preference Shares"). See the Registrant's Report on Form 8-K filed on March 14, 1997 for a description of issuance of the Preference Shares, including the terms of conversion, which is incorporated herein by reference.

         4. On March 4, 1997, the Registrant issued an aggregate of 15,000 Common Shares to four individuals pursuant to employment and consulting agreements entered into in connection with the Registrant's acquisition of Hawaii On Line in February 1996.

         5. On March 19, 1997, the Registrant issued an aggregate of 31,848 Common Shares to four individuals as an installment payment in consideration for the Registrant's acquisition in September 1996 of Tri-Star Residential Communications Corp.

                  There were no underwriters involved in any of the foregoing issuances of equity securities and such issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Registrant held its Annual Meeting of Shareholders on March 17, 1997. The following matters were voted upon at such meeting:

                  1. The election of John Warta, W. Gordon Blankstein, Stephen Irwin, Robert H. Hanson, Thomas E. Sawyer, Ian Watson, Peter E. Legault, Jack G. Armstrong and Takashi Yoshida as directors of the Registrant to serve until the next annual meeting or until their successors are duly elected and appointed.

                  2. The approval of an amendment to the Registrant's 1996 Stock Option Plan to increase the number of Common Shares that may be subject to options under such plan from 400,000 to 700,000.

                  3. The approval of the Registrant's Senior Executive Officer Stock Option Plan.

                  4. The approval of the Registrant's Senior Operating Officer Stock Option Plan.

                  5. The appointment of KPMG Peat Marwick LLP as the Registrant's auditors until the next annual meeting.

                  All of such matters were approved by a majority of the Registrant's shareholders based upon a showing of hands at the annual meeting pursuant to the requirements of Canadian corporate law.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

           Exhibit 10.1 Employment Agreement dated March 11, 1997, by and between GST USA, Inc. and Joseph Basile, Jr.
           Exhibit 10.2 Employment Agreement dated February 10, 1997, by and between GST USA, Inc. and GST Telecom Inc. and Daniel
                                            L. Trampush
           Exhibit 27                       Financial Data Schedule

         (b)  Reports on Form 8-K

                  On March 14, 1997, the Registrant filed a Report on Form 8-K reporting, in "Item 5. Other Events," the consummation of a private placement of $50 million of Series A Convertible Preference Shares with Ocean Horizon S.R.L., an affiliate of Princes Gate Investors II, L.P.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date: MAY 14, 1997                     GST TELECOMMUNICATIONS, INC.
      ------------                     (Registrant)


                                         /S/ CLIFFORD V. SANDER
                                       -------------------------------------
                                       Clifford V. Sander
                                       (Senior Vice President and Treasurer)




                                        /S/ DANIEL L. TRAMPUSH
                                       -------------------------------------
                                       Daniel L. Trampush,
                                       (Senior Vice President and Chief
                                       Financial Officer)