Form 10-Q/A
period 1997-03-31
GST TELECOMMUNICATIONS INC
filed 1997-08-05
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q/A

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
               Six  Months   Ended   March  31,   1997  and  1996
               (unaudited)

               Notes   to   Consolidated    Condensed   Financial           6
               Statements (unaudited)

                           PART II: OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                            11

     (a)       Exhibits

     *Exhibit 10.1       Employment  Agreement  dated  March  11,  1997,  by and
                         between GST USA, Inc. and Joseph Basile, Jr.

     *Exhibit 10.2       Employment Agreement dated  February 10,  1997,  by and
                         between  GST  USA,  Inc. GST Telecom Inc. and Daniel L.
                         Trampush

      Exhibit 27         Financial Data Schedule

-------------------
* Filed with the Registrant's initial filing of the Form 10-Q for the period ended March 31, 1997.

SIGNATURES                                                                 12

Part 1. Financial Information

                         GST Telecommunications, Inc.

                      CONSOLIDATED CONDENSED BALANCE SHEET
               MARCH 31, 1997 (unaudited) and September 30, 1996

                                 (in thousands)


                                                                      March 31, 1997        September 30, 1996    (1)
ASSETS
   Current assets
      Cash and cash equivalents                                        $  37,073                $  61,343
      Restricted cash                                                     11,261                   16,000
      Accounts receivable, net                                            15,407                    9,472
      Investments                                                          2,000                    5,176
      Inventories                                                          2,808                    2,406
      Prepaid expenses and other current assets                            7,531                    6,151
                                                                       ---------                ---------

           Total current assets                                           76,080                  100,548
                                                                       ---------                ---------

   Property, plant and equipment                                         258,325                  134,714
     less accumulated depreciation                                       (12,407)                  (7,139)
                                                                       ---------                ---------
                                                                         245,918                  127,575


   Other assets                                                           86,508                   79,424
     less accumulated amortization                                       (10,560)                  (5,846)
                                                                       ---------                ---------
                                                                          75,948                   73,578

                                                                       $ 397,946                $ 301,701
                                                                       =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
      Accounts payable                                                 $  10,166                $  12,443
      Accrued liabilities                                                 19,395                   26,743
      Current portion of capital lease obligations                           723                      722
      Current portion of long term debt                                    1,650                    4,832
      Other current liabilities                                              355                      726
                                                                       ---------                ---------

           Total current liabilities                                      32,289                   45,466
                                                                       ---------                ---------


   Deferred compensation                                                     158                      158
   Capital lease obligation, less current portion                          1,628                    1,453
   Long term debt, less current portion                                  287,495                  232,674

   Minority interest in subsidiaries                                      11,661                      182

   Preference shares                                                      50,000                     --

   Shareholders' equity

      Common shares                                                      124,457                   72,647
      Commitment to issue shares                                           5,009                   25,454
      Deficit                                                           (114,751)                 (76,333)
                                                                       ---------                ---------

           Total shareholders' equity                                     14,715                   21,768
                                                                       ---------                ---------

                                                                       $ 397,946                $ 301,701
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

                          GST TELECOMMUNICATIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                       MARCH 31, 1997 AND 1996 (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             Three Months                           Six Months
                                                            Ended March 31,                       Ended March 31,
                                                   -------------------------------       -------------------------------

                                                        1997              1996                1997               1996
                                                   ------------       ------------       ------------       ------------
Revenue:

      Telecommunication services                   $     19,619       $      7,000       $     38,056       $     11,534
      Telecommunication products                          5,073              1,343              9,853              3,328
                                                   ------------       ------------       ------------       ------------

                                                         24,692              8,343             47,909             14,862
                                                   ------------       ------------       ------------       ------------
Operating costs and expenses:

      Network expenses                                   16,929              5,653             32,657              9,879
      Facilities administration and maintenance           3,120              1,833              6,445              3,174
      Cost of product revenues                            1,863                865              3,684              1,670
      Selling, general and administrative                15,391              6,298             30,623             10,780
      Research and development                              616                317              1,026                600
      Depreciation and amortization                       4,481              1,958              9,170              3,278
                                                   ------------       ------------       ------------       ------------

                                                         42,400             16,924             83,605             29,381
                                                   ------------       ------------       ------------       ------------

 Loss from operations                                   (17,708)            (8,581)           (35,696)           (14,519)
                                                   ------------       ------------       ------------       ------------

Other expenses (income)

      Interest income                                      (538)            (2,128)            (1,377)            (2,397)
      Interest expense                                    5,384              6,241             10,818              7,968
      Loss from joint venture                              --                  375               --                  603
      Other                                              (6,928)                63             (6,820)                36
                                                   ------------       ------------       ------------       ------------
                                                         (2,082)             4,551              2,621              6,210
                                                   ------------       ------------       ------------       ------------

Loss before income taxes
      and minority interest                             (15,626)           (13,132)           (38,317)           (20,729)
                                                   ------------       ------------       ------------       ------------

      Income Taxes                                         (118)                (1)              (114)               (18)
      Minority interest in loss of subsidiaries             (40)                64                 13                239
                                                   ------------       ------------       ------------       ------------
                                                           (158)                63               (101)               221

Net loss                                           $    (15,784)      $    (13,069)      $    (38,418)           (20,508)
                                                   ============       ============       ============       ============

Net loss per common and common
      equivalent share                             $      (0.68)      $      (0.72)      $      (1.69)      $      (1.13)
                                                   ============       ============       ============       ============

Weighted average common and common
      equivalent shares outstanding                  23,158,334         18,263,335         22,692,602         18,161,068
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
                                       ================      ===================

4.                  SHAREHOLDERS' EQUITY

                    Shares authorized and outstanding are as follows:

                                 March 31, 1997         September 30, 1996
                                ----------------      ---------------------

Common Shares, no par value        23,612,077               21,257,697

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
                                                   ===============     ==============

                           PART II: OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

           Exhibit 27                       Financial Data Schedule

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date: August 4, 1997                   GST TELECOMMUNICATIONS, INC.
      --------------                   (Registrant)



                                        /S/ DANIEL L. TRAMPUSH
                                       -------------------------------------
                                       Daniel L. Trampush,
                                       (Senior Vice President and Chief
                                       Financial Officer)