Form 10-Q/A
period 1997-03-31
GST TELECOMMUNICATIONS INC
filed 1997-08-06
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q/A2

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
                                       ================      ===================

4.                  SHAREHOLDERS' EQUITY

                    Shares authorized and outstanding are as follows:

                                 March 31, 1997         September 30, 1996
                                ----------------      ---------------------

Common Shares, no par value        25,612,077               21,257,697

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