Form 10-Q
period 1997-06-30
GST TELECOMMUNICATIONS INC
filed 1997-08-14
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                       OR

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from          to

                         Commission file number 333-8807
                                                --------

                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          CANADA                                         NOT APPLICABLE
(State or Other Jurisdiction                   (IRS Employer Identification
 of Incorporation or Organization)              Number)

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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 5, 1997 there were outstanding 27,199,004 Common Shares, without par value, of the Registrant.

                          GST TELECOMMUNICATIONS, INC.

                                      INDEX

                                                                         PAGE(S)

                          PART I: FINANCIAL INFORMATION

ITEM 1.        Financial Statements:

               Consolidated Condensed Balance Sheets - June 30,            3
               1997 (unaudited) and September 30, 1996
               Consolidated Condensed Statements of Operations-            4
               Three Months Ended June 30, 1997 and 1996, Nine
               Months Ended June 30, 1997 and 1996 (unaudited)

               Consolidated Condensed Statements of Cash Flows            5
               - Nine Months Ended June 30, 1997 and 1996
               (unaudited)

               Notes to Consolidated Condensed Financial                6-10
               Statements (unaudited)

ITEM 2.        Management's Discussion and Analysis of Financial       11-15
               Condition and Results of Operations

                           PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings                                                 16

ITEM 2. Changes in Securities                                          16-17

ITEM 6. Exhibits and Reports on Form 8-K                                  17

Signatures                                                                18

ITEM 1.   FINANCIAL INFORMATION

                          GST TELECOMMUNICATIONS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                JUNE 30, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996
                                 (in thousands)


ASSETS                                                        June 30, 1997           September 30, 1996(1)
 Current assets
    Cash and cash equivalents                               $    38,350                 $     61,343
    Restricted cash and investments                             128,479                       16,000
    Accounts receivable, net                                     22,212                        9,472
    Investments                                                   2,315                        5,176
    Inventories                                                   2,852                        2,406
    Prepaid expenses and other current assets                    11,760                        6,151
                                                            ------------------          -------------

         Total current assets                                   205,968                      100,548
                                                            ------------------          -------------

 Restricted investments                                          80,695                            -

 Property, plant and equipment                                  314,986                       134,714
   less accumulated depreciation                                (14,630)                       (7,139)
                                                            ------------------          --------------
                                                                300,356                       127,575

 Other assets                                                   108,338                        79,424
   less accumulated amortization                                (13,331)                       (5,846)
                                                            ------------------          --------------
                                                                 95,007                        73,578

                                                            $   682,026                       301,701
                                                            ==================           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
    Accounts payable                                        $    15,010                 $      12,443
    Accrued liabilities                                          21,085                        26,743
    Current portion of capital lease obligations                  4,640                           722
    Current portion of long term debt                             3,700                         4,832
    Other current liabilities                                       106                           726
                                                            ------------------            -----------

         Total current liabilities                               44,541                        45,466
                                                            ------------------            -----------

 Deferred compensation                                              158                           158
 Capital lease obligation, less current portion                  11,427                         1,453
 Long term debt, less current portion                           567,405                       232,674

 Minority interest in subsidiaries                               12,065                           182

 Preference shares                                               52,968                             -

 Shareholders' equity
    Common shares                                               132,400                       72,647
    Commitment to issue shares                                    4,707                       25,454
    Deficit                                                    (143,645)                     (76,333)
                                                            ------------------     ------------------

         Total shareholders' equity                              (6,538)                $    21,768
                                                            ------------------     ------------------

                                                            $   682,026                 $   301,701
                                                            ==================     ==================

(1) The information in this column was derived from the Company's audited financial statements as of September 30, 1996.

                          GST TELECOMMUNICATIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                       JUNE 30, 1997 AND 1996 (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       Three Months                          Nine Months
                                                                      Ended June 30,                        Ended June 30,
                                                      -----------------------------------     --------------------------------------

                                                            1997            1996                    1997                   1996
                                                      -----------   ---------------------     --------------------   ---------------
Revenue:

      Telecommunication services                      $  20,682      $     7,918              $    58,738           $    19,452
      Telecommunication products                          6,333            2,444                   16,186                 5,772
                                                      ----------    ------------              -----------           ------------
                                                         27,015           10,362                   74,924                25,224
                                                      ----------    ------------              -----------           ------------
Operating costs and expenses:
      Network expenses                                   15,593             5,043                  48,250                14,922
      Facilities administration and maintenance           3,388             3,582                   9,833                 5,793
      Cost of product revenues                            1,873             1,133                   5,557                 2,803
      Selling, general and administrative                18,772             8,946                  49,395                20,689
      Research and development                              713               310                   1,739                   910
      Depreciation and amortization                       5,663             2,107                  14,833                 5,385
                                                      ----------    -------------             -----------           -----------
                                                         46,002            21,121                 129,607                50,502
                                                      ----------    -------------             ------------          -------------

 Loss from operations                                   (18,987)        (10,759)                 (54,683)               (25,278)
                                                      ----------    ------------              -----------           ------------
Other expenses (income)
      Interest income                                    (2,000)          (1,812)                  (3,377)              (4,209)
      Interest expense                                   10,503            6,833                   21,321                14,801
      Loss from joint venture                                 -              384                       -                    987
      Other                                                 271              511                  (6,549)                   547
                                                      ----------     ------------             ------------          -------------
                                                           8,774           5,916                  11,395                 12,126
                                                      ----------     ------------             ------------          -------------

Loss before income taxes
      and minority interest                             (27,761)        (16,675)                 (66,078)               (37,404)
                                                      ----------    ------------              -----------           ------------

      Income Taxes                                         (729)            (13)                    (843)                   (31)
      Minority interest in (income)
        loss of subsidiaries                               (404)             96                     (391)                   335
                                                      ----------    ------------              -----------            -----------
                                                         (1,133)             83                   (1,234)                   304

Net loss                                               $(28,894)      $ (16,592)              $  (67,312)            $  (37,100)
                                                      ==========    ============              ===========            ===========

Net loss per common and common
      equivalent share                                 $  (1.15)      $   (0.86)              $    (2.87)            $    (2.00)
                                                      ==========    ============              ===========            ===========

Weighted average common and common
equivalent shares outstanding                         25,164,628      19,220,694              23,460,468             18,512,988
                                                      ==========    ============              ==========             ==========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   JUNE 30, 1997 AND JUNE 30, 1996 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                      Nine Months
                                                                                                    Ended June 30,

                                                                                   -------------------------------------------------

                                                                                          1997                         1996
                                                                                   -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                              $     (67,312)         $      (37,100)
Adjustment to reconcile net loss to net cash used in operating activities
     Write off of fixed and other assets                                                          -                     486
     Minority interest in income (loss) of subsidiaries                                         391                    (335)
     Loss on investments in affiliates                                                          796                     986
     Accretion of interest                                                                   13,981                  13,312
     Amortization and depreciation                                                           16,070                   6,218
     Stock compensation                                                                         446                       -
     Issuance of stock for financing commitments                                                  -                     396
     Gain on sale of subsidiary shares                                                       (7,424)                      -
Changes in non-cash operating working capital:
     Receivables                                                                             (8,457)                 (1,113)
     Inventory                                                                                  151                  (1,238)
     Prepaid expenses and other                                                              (5,435)                 (1,150)
     Accounts payable and accrued liabilities                                                 5,698                  (1,427)
     Deferred revenue                                                                          (370)                    233
                                                                                   -----------------    --------------------

NET CASH USED IN OPERATING ACTIVITIES                                                       (51,465)                (20,732)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of subsidiary shares                                                  27,365                       -
Proceeds from the sale of marketable securities                                               5,176                       -
Purchase of marketable securities                                                            (3,065)                 (4,452)
Acquisition of subsidiaries, net of cash acquired                                            (1,564)                     11
Acquisition of property and equipment                                                      (159,736)                (40,971)
Cash and investments restricted for purchase of property and equipment                     (110,203)                      -
Purchase of other assets                                                                    (12,151)                 (9,025)
Proceeds from the sale of fixed assets                                                        5,774                       -
                                                                                   -----------------    --------------------

NET CASH USED IN INVESTING ACTIVITIES                                                      (248,404)                (54,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares                                                                    24,652                   9,918
Issuance of preference shares                                                                50,000                       -
Deferred financing costs                                                                    (11,313)                 (9,330)
Principal payments on capital leases                                                         (1,686)                    (52)
Principal payments on long term debt                                                         (5,079)                   (974)
Proceeds from long term debt                                                                314,850                 193,109
Purchase of securities to finance interest payments                                         (94,548)                      -
                                                                                   -----------------    --------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                                 276,876                 192,671
                                                                                   -----------------    --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (22,993)                117,502
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             61,343                   6,024
                                                                                   -----------------    --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $      38,350           $     123,526
                                                                                   =================    ====================

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

3.       INVENTORIES

         Inventories, net of reserves, stated at the lower of cost or market consist of:

                                        June 30, 1997    September 30, 1996
                                        -------------    ------------------

Raw Material                             $  1,139         $  378
Work in Progress                              361            346
Finished Goods                                601            317
Refurbished Inventory Held for Sale           751          1,365
                                         ---------        -------

                    Total Inventories       2,852          2,406
                                         =========        =======

4.       SHAREHOLDERS' EQUITY

         Shares issued and outstanding are as follows:

                                         June 30, 1997     September 30, 1996
                                         -------------     ------------------

Common Shares, no par value              27,076,169          21,257,697

Unlimited number of
common shares authorized

5.       SUPPLEMENTAL CASH FLOW INFORMATION

         As a result of acquisitions, the Company recorded $15,988 in assets and $4,369 in liabilities during the nine months ended June 30, 1997. The Company purchased $15,576 in assets through capital leases during the nine months ended June 30, 1997. Accounts payable and accrued liabilities include $10,988 in fixed asset purchases at June 30, 1997. During the nine months ended June 30, 1997, the Company made $2,596 in interest payments.

6.       RECENT DEVELOPMENTS

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

         Effective May 31, 1997, the Company acquired 100% of the outstanding capital stock of Action Telcom, Inc. (Action), a Texas company which provides long distance and ancillary telecommunications services, and produces software used in the the telecommunications industry. The Company acquired Action for consideration of $12,046, consisting of $8,161 in common shares, $1,290 in cash, $2,580 in notes payable and $16 in acquisition costs. In connection with this acquisition, the Company recorded $13,457 of assets, including $4,500 of purchased software technology and $3,622 of goodwill, and $3,991 in liabilities.

7.

GST USA, INC. (A)

CONSOLIDATED CONDENSED BALANCE SHEET
JUNE 30, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996
(IN THOUSANDS)

                                                                                   June 30, 1997             September 30, 1996
ASSETS

Current assets                                                                     $     180,892              $    77,506

Non-current assets                                                                       434,996                  168,882

                                                                                -----------------           --------------
      TOTAL ASSETS                                                                 $     615,888              $   246,388
                                                                                =================           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                                $     101,487              $    34,286

Non-current liabilities                                                                  551,899                  210,243

Minority interest                                                                         12,066                      182

Total shareholders' equity                                                               (49,564)                    1,677

                                                                                -----------------           --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $     615,888              $   246,388
                                                                                =================           ==============


(A) GST USA, Inc. ("GUS") is a wholly-owned subsidiary of the Company. The summarized financial information of GUS is as of and for the three months ended June 30, 1997 and the comparable 1996 period. The total outstanding indebtedness of GUS includes its senior discount notes with an accreted value of $196.5 million as of June 30, 1997, which the Company fully and unconditionally guaranteed, and senior secured notes of $265 million as of June 30, 1997, which, on May 13, 2000 or earlier if permitted, will be fully and unconditionally guaranteed by the Company. Separate financial statements and other disclosures concerning GUS are not presented because management has determined that such information is not materially different than the information already provided.

GST USA, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
(IN THOUSANDS)

                                                          Three Months                                   Nine Months
                                                          Ended June 30,                               Ended June 30,

                                         --------------------------------------------   -------------------------------------------

                                                 1997                     1996             1997                        1996
                                         ----------------             ---------------    --------------            -------------

Revenue                                    $      16,736              $     10,362        $    47,985              $  25,224

Operating costs and expenses               $      35,287              $     20,645        $   101,185              $  49,143
                                         ----------------           ---------------       -------------           ------------

      Loss from operations                 $     (18,551)             $    (10,283)       $   (53,200)             $ (23,919)

Other expenses                             $      (8,051)             $      4,997        $    (6,530)             $  10,120
                                         ----------------           ---------------       -------------           ------------

Net Loss                                   $     (26,602)             $    (15,280)       $   (59,730)             $ (34,039)
                                         ================           ===============       =============           ============

GST USA, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
(IN THOUSANDS)

                                                                 Nine Months
                                                                Ended June 30,
                                                    ------------------------------------

                                                         1997                 1996
                                                    ---------------        -------------

Cash used in operations                              $   (49,717)          $  (18,647)

Cash used in investing                                  (244,429)             (53,945)

Cash provided by financing                               271,835              172,478
                                                    -------------          -----------

Increase (decrease) in cash and cash equivalents         (22,311)              99,886

Cash and cash equivalents, beginning of period            41,420                 3,894
                                                    -------------          -----------

Cash and cash equivalents, end of period            $     19,109             $ 103,780
                                                    =============          ===========

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

OVERVIEW

         GST Telecommunications, Inc. (the "Company") provides a broad range of integrated telecommunications products and services, primarily to customers located in the western continental United States and Hawaii. As a competitive local exchange carrier ("CLEC"), the Company operates state-of-the-art, digital telecommunications networks that provide an alternative to incumbent local exchange carriers. The Company provides, through its established sales channels, telecommunications services that include long distance, Internet access and data transmission services and recently introduced local dial tone services. In addition, the Company produces advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities through its equipment subsidiary, NACT Telecommunications, Inc. ("NACT"). Through the recent acquisition of Action Telcom, Inc. ("Action Telcom"), the Company also develops and markets an industry-leading network management and fraud protection system.

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

RESULTS OF OPERATIONS

         REVENUES. Total revenues for the three and nine month periods ended June 30, 1997 increased $16.7 million, or 160.7%, and $49.7 million, or 197.0%, respectively, over the comparable three and nine month periods ended June 30, 1996. Telecommunications services revenues for the three and nine month periods ended June 30, 1997 increased $12.8 million, or 161.2%, and $39.3 million, or 202.0%, respectively, over the comparable periods in the previous year. The increase in telecommunications services revenues resulted from the inclusion of revenues from strategic acquisitions, including GST Call America, Inc. and TotalNet Communications, Inc., as well as increased CLEC service revenues generated by the Company's networks. To a lesser extent, the increase in telecommunications services revenues resulted from increased Internet, shared tenant and data services. Telecommunications products revenues for the three and nine month periods ended June 30, 1997 increased $3.9 million, or 159.1%, and $10.4 million, or 180.4%, respectively, over the three and nine months ended June 30, 1996. The increase in telecommunication products revenues resulted primarily from the introduction in April 1996 of NACT's STX switch and subsequent increased unit sales. To a lesser extent the increase in product revenues is due to the inclusion of newly acquired Action Telcom's sales of network management and fraud protection systems.

         OPERATING EXPENSES. Total operating expenses for the three and nine month periods ended June 30, 1997 increased $24.9 million, or 117.8%, and $79.1 million, or 156.6%, respectively, over the three and nine month periods ended June 30, 1996. Network expenses, which include direct local and long distance circuit costs, were 75.4% and 82.1%, respectively, of telecommunications services revenues for the three and nine month periods ended June 30, 1997, compared to 63.7% and 76.7% for the comparable periods in the previous year. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for the Company's networks) for the three and nine month periods ended June 30, 1997 were 16.4% and 16.7%, respectively, of telecommunications services revenues compared to 45.2% and 29.8% for the comparable periods ended June 30, 1996. The primary reason for the increase in network expenses as a percent of telecommunications services revenues and the decrease in facilities administration and maintenance expenses as a percent of telecommunications services revenues is the inclusion of revenue from 1996 strategic acquisitions, a significant portion of which are generated from the resale of other carriers' networks.

         Cost of product revenues, which includes the costs associated with product revenues of NACT and Action Telcom, were 29.6% and 34.3% of telecommunications products revenues for the three and nine month periods ended June 30, 1997, respectively, compared to 46.4% and 48.6% for the comparable periods ended June 30, 1996. The decrease results primarily from economies of scale related to increased unit sales of NACT's STX switch. Research and development costs for the three and nine months ended June 30, 1997 increased $.4 million and $.8 million, respectively, over the comparable periods in the previous year. The increase is due to the addition of personnel to enhance the current switch product line and to facilitate the development of new switching products and applications.

         Selling, general and administrative expenses for the three and nine month periods ended June 30, 1997 increased $9.8 million, or 109.8%, and $28.7 million, or 138.8%, respectively, over the three and nine months ended June 30, 1996. The increase is due to the expansion of the Company's CLEC and enhanced services operations, and to the acquisition of four companies over the past 12 months. The implementation of the Company's integrated services strategy has resulted in additional marketing, management information and sales staff.

         Depreciation and amortization for the three and nine month periods ended June 30, 1997 increased $3.6 million and $9.5 million, respectively, over the comparable periods in the previous year. The increase is attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to the Company's acquisitions. The Company expects that depreciation will continue to increase as it expands its networks and increases switched services.

         OTHER EXPENSES/INCOME. For the three and nine months ended June 30, 1997, the Company recorded net other expense of $8.8 million and $11.4 million, respectively, compared to net other expense of $5.9 million and $12.1 million for the comparable periods ended June 30, 1996. For the nine month period, the reason for the improvement in net other expenses as compared to the previous year was a $7.4 million gain recognized on the sale of one million of the Company's shares of NACT in February 1997. If the gain had been excluded, other expenses for the nine month period ended June 30, 1997 would have increased $6.7 million over the nine month period ended June 30, 1996. Such increase primarily resulted from increased interest expense due to the issuance of $180 million in debt securities in December 1995 and the issuance of $265 million in debt securities in May 1997. For the three month period, the increase in other expenses as compared to the same period of the previous year is primarily due to the interest related to the May 1997 debt offering.

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

         Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $276.9 million and $192.7 million for the nine month periods ended June 30, 1997 and 1996, respectively. The Company's net cash used in operating and investment activities was $299.9 million and $75.2 million for the nine month periods ended June 30, 1997 and 1996, respectively.

         Capital expenditures for the nine months ended June 30, 1997 and 1996 were $168.4 million and $44.0 million, respectively. The Company estimates capital expenditures of between $225 million and $250 million for fiscal 1997 and $150 million for fiscal 1998. The majority of these expenditures is expected to be made for network construction and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

         In October 1996, the Company completed a private placement to non-U.S. investors of two million common shares and warrants to purchase up to an additional one million common shares at $13.00 per share for one year from the date of issuance. The Company received $20.8 million in net proceeds conjunction with the sale of the two million common shares.

         In September 1996, the Company entered into a loan agreement with Siemens Stromberg-Carlson ("Siemens") that provides for loans by Siemens of up to an aggregate of $226 million to finance the purchase of Siemens equipment and certain equipment from other suppliers. $116 million of such loan proceeds is presently available to the Company. The Company may seek to obtain the balance of such proceeds on an as needed basis, subject to the negotiation and execution of mutually satisfactory documentation. In December 1996, the Company entered into an agreement with Northern Telecom Finance Company ("NTFC"), which provides for $50 million of equipment financing to finance the purchase of equipment and products from Northern Telecom, Inc. As of June 30, 1997, the Company has borrowed $4.5 million and $44.6 million from Siemens and NTFC, respectively, pursuant to these agreements.

         In February 1997, the Company consummated a private placement of $50 million of redeemable preferred shares (the "Preferred Shares"). The Preferred Shares, which are convertible at any time after February 28, 2000 at an imputed price of $11.375 per share, will not pay dividends in cash, except to the extent cash dividends are paid on common shares. In addition, the liquidation and redemption prices of the Preferred Shares will accrete at a semi-annual rate of 11.875%. On February 28, 2004, and under certain circumstances, the Preferred Shares will also be subject to mandatory conversion or redemption, provided that to the extent the Company is prohibited from paying the redemption price in cash, holders of the Preferred Shares may elect to convert such shares into Common Shares and if such election is not made, the Company may extend the mandatory redemption date to August 28, 2007.

         In February 1997, NACT completed an initial public offering of its common stock pursuant to which the Company and NACT sold one million and two million shares, respectively, of NACT's common stock, resulting in net proceeds to the Company and NACT of approximately $9.1 million and $18.2 million, respectively.

         In May 1997, the Company completed the offering of $265 million in senior secured notes (the "1997 Notes"). The net proceeds from the issuance of the 1997 Notes, $255.8 million, will be used to purchase and install telecommunications equipment such as fiber optic cable, switches and other related equipment, to pay the first six scheduled interest payments on the 1997 Notes and to refinance approximately $40 million of previously purchased capital equipment. The indenture and the indentures associated with the 1995 Notes, include restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by the Company, investment in certain subsidiaries, the sale of assets and the payment of dividends.

         The Company proposes to incur significant additional indebtedness to purchase telecommunications equipment such as switches and fiber optic cable and to finance related design, development, construction, installation and integration costs. The Company may make public and private offerings of its debt and equity securities and may negotiate additional credit facilities.

         At June 30, 1997, the Company had cash, cash equivalents, and investments, including restricted cash and investments, of $249.8 million, compared to $82.5 million at September 30, 1996. Management believes that the cash on hand, borrowings expected to be available under the Tomen Facility, the NTFC agreement and the Siemens agreement, and proceeds from securities offerings, if any, will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses through June 1998. Thereafter, the Company expects to require additional financing. In the event that the Company's plans or assumptions change or prove to be inaccurate, or its cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital sooner than currently anticipated. There can be no assurance that the Tomen Facility or other financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained within the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company.

         The Company's liquidity substantially improved as a result of the 1995 Notes offering and the 1997 Notes offering because the 1995 Notes do not require the payment of cash interest prior to June 2001 and the 1995 Notes and 1997 Notes do not require the payment of principal until maturity in 2005 and 2007, respectively. However, a portion of the indebtedness under the Tomen Facility and a portion of the equipment financing will mature prior to 2005. Accordingly, the Company may need to refinance a substantial amount of indebtedness. In addition, the Company anticipates that cash flow from operations will be insufficient to repay the 1995 Notes and 1997 Notes in full at maturity and that such notes will need to be refinanced. The ability of the Company to effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of the Company.

There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations, including its obligations under the Tomen Facility, the 1995 Notes, the 1997 Notes or its equipment financing.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128. "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128. the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. The Company expects to adopt SFAS 128 in the first quarter of fiscal 1998 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

                           PART II: OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On or about April 8, 1997, U S WEST filed a state court proceeding against the Arizona Corporation Commission (the "ACC"), individual members of the ACC and GST Net (AZ), Inc. ("GST Net"), which holds a certificate of convenience and necessity ("CCN") to provide local exchange service in Arizona. In its complaint appealing the ACC's February 6, 1997 decision and order granting GST Net its CCN, U S WEST alleged that the ACC's action violates certain requirements of the Arizona Constitution relating to rate of return regulation, carrier of last resort obligations and equal protection. The appeal seeks to subject GST Net and U S WEST to identical forms of regulation, treating both carriers as either traditional monopoly carriers or as co-equal competitive companies. GST Net answered U S WEST's complaint on August 6, 1997, alleging, among other things, that U S WEST's complaint is preempted by the Telecommunications Act of 1996. Should U S WEST prevail in its appeal, it could have a material adverse effect on the Company's operations in Arizona.

         Reference is made to Item 3 "Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and to Item 1 "Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1996, and to the descriptions therein of an action commenced by GST Tucson Lightwave, Inc. ("GST Tucson") against the City of Tucson in the Superior Court of Arizona, County of Pima and a second action commenced by GST Tucson against the City of Tucson in the United States District Court for the District of Arizona. On August 5, 1997, the Tucson City Council approved a settlement agreement that resolves the Tucson litigation. Under the terms of the settlement agreement, GST Tucson agreed to pay the City the annual license fee called for by the Tucson Code that amounts to 5 1/2% of gross revenues, and the City permit GST Tucson to modify its current route map and serve customers throughout the City limits. While dismissing the pending state court appeal, the parties agreed to allow the United States Court of Appeals for the Ninth Circuit to decide the pending legal issue relating to whether companies like GST Tucson enjoy a private right of action to assert right-of-way claims under Section 253(c) of the Telecommunications Act of 1996 in the United States District Courts.

ITEM 2.           CHANGES IN SECURITIES

         1. On June 5, 1997, the Registrant issued an aggregate of 903,000 Common Shares to 3 individuals as consideration for the Registrant's acquisition of Action Telcom, Co.

         2. On June 19, 1997, the Registrant issued an aggregate of 41,750 Common Shares to four individuals as an installment payment in consideration for the Registrant's acquisition in September 1996 of Tri-Star Residential Communications Corp.

            There were no underwriters involved in any of the foregoing issuances of equity securities and such issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit 10.1 Placement Agreement dated May 8, 1997, by and among GST Telecommunications, Inc., GST USA, Inc., GST Funding, Inc. and Morgan Stanley & Co. Incorporated

         Exhibit 10.2 Indenture dated as of May 13, 1997, by and among GST Telecommunications, Inc., GST USA, Inc., GST Funding, Inc. and United States Trust Company of New York, as Trustee

         Exhibit 10.3 Registration Rights Agreement dated May 13, 1997, by and among GST Telecommunications, Inc., GST USA, Inc., GST Funding, Inc., Morgan Stanley & Co. Incorporated, Dillon, Read & Co., Inc. and TD Securities (USA) Inc.

         Exhibit 10.4 Collateral Pledge and Security Agreement dated as of May 13, 1997, by and among GST Funding, Inc., United States Trust Company of New York and the holders of the Notes as defined therein.

         Exhibit 27                 Financial Data Schedule

         (b)  Reports on Form 8-K

           None

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GST TELECOMMUNICATIONS, INC.
                                                     (Registrant)


                                              /S/ Daniel L. Trampush
                                              ----------------------
                                              Daniel L. Trampush
                                              (Senior Vice President and Chief
                                              Financial Officer)

Date:  August 12, 1997