Form 10-K/A
period 1996-09-30
GST TELECOMMUNICATIONS INC
filed 1997-09-16
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-K/A

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996
                          ------------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission file number 1-12866
                                                -------

                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Canada                                     N/A
-------------------------------------    ---------------------------------------
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

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                        Yes   X     No
                                                                  ---       ---

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements: see the Index to Consolidated Financial Statements.
   (2) Financial Statement Schedules: see the Index to Consolidated Financial Statements.
   (3)   Exhibits:
   3(a)  Certificate of Incorporation of the Company, as amended to date.
   3(b)  By-Laws of the Company as amended to date.
   4(a) Senior Notes Indenture dated as of December 19, 1995, by and among GST USA, Inc., the Company and United States Trust Company of New York, incorporated by reference to Exhibit 2.3 to the Company's Form 20-F for the fiscal year ended September 30, 1995 (the "1995 Form 20-F").
   4(b) Convertible Notes Indenture dated as of December 19, 1995, by and among the Company, GST USA, Inc. and United States Trust Company of New York, incorporated by reference to Exhibit 2.4 to the 1995 Form 20-F.
  10(a)   1995 Stock Option Plan of the Company, as amended to date.
  10(b)   1996 Stock Option Plan of the Company, as amended to date.
  10(c)   1996 Employee Stock Purchase Plan of the Company.
  10(d)   1996 Senior Executive Officer Stock Option Plan of the Company.
  10(e)   1996 Senior Operating Officer Stock Option Plan of the Company.
  10(f) Amended and Restated Credit Agreement dated as of April 26, 1995, by and between GST Pacific Lightwave, Inc. and Tomen America Inc., incorporated by reference to Exhibit 1.2 to the 1995 Form 20-F
  10(g) Stock Purchase Agreement dated as of May 1, 1995, by and between GST Net, Inc. and Stanley M. Nolte, incorporated by reference to Exhibit
         2.1 to the 1995 Form 20-F
  10(h) Senior Notes Registration Rights Agreement dated December 19, 1995, by and among GST USA, Inc., the Company, the Specified Subsidiaries named therein and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 2.5 to the 1995 Form 20-F
  10(i) Convertible Notes Registration Rights Agreement dated December 19, 1995, by and among GST USA, Inc., the Company, the Specified Subsidiaries named therein and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 2.6 to the 1995 Form 20-F
  10(j) Agreement and Plan of Merger, dated September 27, 1996 (the "Merger Agreement"), by and among TotalNet Communications Inc. ("TotalNet"), GST Newco of Texas, Inc. and the Company, incorporated by reference to
         Exhibit 2.1 to the Company's Form 8-K dated October 17, 1996 (the "Form 8-K")
  10(k) Letter dated October 17, 1996 amending the Merger Agreement among the Company, GST Newco of Texas, Inc., and TotalNet, incorporated by reference to Exhibit 2.2 to the Form 8-K
  10(l) Amended and Restated Master Agreement dated as of May 24, 1996, by and among Tomen America Inc., the Company, GST Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and GST New Mexico Lightwave, Inc.
  10(m) Amendment No. 2 to GST Telecommunications, Inc. Common Stock Purchase Agreement dated as of May 24, 1996, by and among the Company, Tomen America Inc. and Tomen Corporation.
  10(n) Credit Agreement dated as of May 24, 1996, by and between GST New Mexico Lightwave, Inc. and TM Communications LLC.
  10(o) Credit Agreement dated as of May 24, 1996, by and between GST Tucson Lightwave, Inc. and TM Communications LLC.

  10(p) Amended and Restated Consulting Agreement dated as of September 1, 1995, by and between Sunwest Ventures, Inc. and GST USA, Inc. and GST Telecom.
  10(q) Personal Services Agreement dated as of October 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Stephen Irwin.
  10(r) Restated and Amended Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and John Warta.
  10(s) Restated and Amended Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Robert H. Hanson.
  10(t) Amended and Restated Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Clifford V. Sander.
  10(u) Agreement and Plan of Merger dated as of September 26, 1996 by and among Call America Business Communications Corporation, Call America Business Communications of Fresno, Inc., Call America Business Communications of Bakersfield, Inc., the shareholders of such companies, GST Newco of California, Inc., and the Company.
  10(v) Equipment Loan and Security Agreement dated December 19, 1996 by and between NTFS Capital Corporation and GST Equipco.
 *10(w) Restated and Amended Usage Agreement dated June 21, 1994, restated as of November 1, 1995, by and between Pacwest Network, Inc. and GST Pacwest Telecom Hawaii, Incorporated.
 *10(x) Restated and Amended Traffic Agreement dated June 21, 1994, restated as of November 1, 1995, by and between Pacwest Network, Inc. and GST Telecom Inc.
 *10(y) Letter Agreement, dated December 1, 1995, by and among Pacwest Network, Inc., GST Telecom Inc. and GST Pacwest Telecom Hawaii, Incorporated.
 *10(z) Reseller Agreement dated as of October 30, 1996, by and between Magancom Wireless, L.L.C., and GST Telecom Inc.
 21      Subsidiaries of the Company.
 23 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-3 and S-8 of the independent auditors' report included herein.
 27      Financial Data Schedule.

-----------------------------------------------------

*        Filed herewith.

(b) Reports on Form 8-K: The Registrant filed a Current Report on Form 8-K dated October 31, 1996 reporting under Item 2 thereof the acquisition by merger of TotalNet and under Item 5 thereof the Special Warrant Offering.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 15th day of September, 1997.


                                                GST TELECOMMUNICATIONS, INC.


                                                By:            *
                                                   -------------------------
                                                         John Warta,
                                                         Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.


        SIGNATURE                                  TITLE                                        DATE
        ---------                                  -----                                        ----

            *                     Chairman of the Board, Chief Executive              September 15, 1997
-------------------------------   Officer (Principal Executive Officer) and
     (John Warta)                 Director


            *                     Senior Vice President, Treasurer and Chief          September 15, 1997
-------------------------------   Accounting Officer (Principal Accounting
   (Clifford V. Sander)           Officer)


    /S/ DANIEL TRAMPUSH           Senior Vice President and Chief Financial           September 15, 1997
-------------------------------   Officer (Principal Financial Officer)
    (Daniel Trampush)

            *                     Vice Chairman of the Board                          September 15, 1997
-------------------------------   Director
  (W. Gordon Blankstein)


   /S/ STEPHEN IRWIN              Vice Chairman of the Board, Secretary and           September 15, 1997
-------------------------------   Director
   (Stephen Irwin)


                                  President, Chief Operating Officer and              September 15, 1997
-------------------------------   Director
   (Joseph Basile)


            *                     Director                                            September 15, 1997
-------------------------------
   (Robert H. Hanson)


            *                     Director                                            September 15, 1997
-------------------------------
       (Ian Watson)

                                                                                      September 15, 1997
-------------------------------   Director
   (Peter E. Legault)

        SIGNATURE                                  TITLE                                        DATE
        ---------                                  -----                                        ----



            *                     Director                                            September 15, 1997
-------------------------------
   (Jack G. Armstrong)


            *                     Director                                            September 15, 1997
-------------------------------
   (Thomas E. Sawyer)


-------------------------------   Director                                            September 15, 1997
   (Mitsuhiro Naoe)


-------------------------------   Director                                            September 15, 1997
   (Roy Megarry)



-------------------------------   Director                                            September 15, 1997
   (Joseph G. Fogg, III)



*By:      /S/ STEPHEN IRWIN                                                           September 15, 1997
         --------------------------
         Stephen Irwin
         Attorney-in-fact