Form 10-K/A
period 1996-09-30
GST TELECOMMUNICATIONS INC
filed 1997-10-07
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes /X/   No/ /

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


         Magnacom and the Company have entered into a twelve-year reseller agreement (the "Magnacom Reseller Agreement") pursuant to which (i) the Company has been designated a non-exclusive reseller of PCS telephone services in the markets in which Magnacom has obtained licenses, and (ii) Magnacom has agreed to use the Company on an exclusive basis to provide switched local and long distance services, and other enhanced telecommunications services, to all of Magnacom's resellers in markets where the Company has operational networks. Magnacom agreed to sell PCS minutes to the Company at five cents per minute, subject to downward adjustment to equal the most favorable rates offered to Magnacom's other resellers (but in no event less than Magnacom's cost). Subsequent to September 30, 1996, in connection with the Magnacom Reseller
Agreement, the Company paid an additional $5.4 million for a total of approximately $14.4 million as pre-payments for future PCS services.

         In addition, the Company has been granted a conditional option to acquire up to a 99% interest in Magnacom, conditioned upon Magnacom and the Company entering into an agreement for the construction and/or operation of Magnacom's facilities. The condition precedent to such option has not yet been met. Such option, if and when the condition precedent is met, shall be subject to compliance with all applicable FCC regulations relating to prior approval of any transfer of control of PCS licenses, including those relating to foreign ownership or control. Accordingly, until such time as may be permitted by FCC regulations or administrative action, the option will be initially limited to a 24% interest in Magnacom.

         The provision of wireless telecommunications service by Magnacom will be dependent upon its ability to obtain the financing necessary to make payments to the FCC under the terms of its licenses, to obtain working capital, and to build the required facilities, including the purchase of telecommunications equipment. There can be no assurance Magnacom will obtain such financing or be able to provide PCS services. In such event, the Company would likely be unable to recover its payments to Magnacom.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  See page F-1

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

                  Exhibit 2.1 to the Company's Form 8-K dated October 17, 1996 (the "Form 8-K")
  10(k) Letter dated October 17, 1996 amending the Merger Agreement among the Company, GST Newco of Texas, Inc., and TotalNet, incorporated by reference to Exhibit 2.2 to the Form 8-K
  10(l) Amended and Restated Master Agreement dated as of May 24, 1996, by and among Tomen America Inc., the Company, GST Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and GST New Mexico Lightwave, Inc.
  10(m) Amendment No. 2 to GST Telecommunications, Inc. Common Stock Purchase Agreement dated as of May 24, 1996, by and among the Company, Tomen America Inc. and Tomen Corporation.
  10(n) Credit Agreement dated as of May 24, 1996, by and between GST New Mexico Lightwave, Inc. and TM Communications LLC.
  10(o) Credit Agreement dated as of May 24, 1996, by and between GST Tucson Lightwave, Inc. and TM Communications LLC.
  10(p) Amended and Restated Consulting Agreement dated as of September 1, 1995, by and between Sunwest Ventures, Inc. and GST USA, Inc. and GST Telecom.
  10(q) Personal Services Agreement dated as of October 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Stephen Irwin.
  10(r)           Restated  and  Amended   Employment   Agreement  dated  as  of
                  September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and John Warta.
  10(s)           Restated  and  Amended   Employment   Agreement  dated  as  of
                  September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Robert H. Hanson.
  10(t) Amended and Restated Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Clifford V. Sander.
  10(u) Agreement and Plan of Merger dated as of September 26, 1996 by and among Call America Business Communications Corporation, Call America Business Communications of Fresno, Inc., Call America Business Communications of Bakersfield, Inc., the shareholders of such companies, GST Newco of California, Inc., and the Company.
  10(v) Equipment Loan and Security Agreement dated December 19, 1996 by and between NTFS Capital Corporation and GST Equipco.
  10(w) Restated and Amended Usage Agreement dated June 21, 1994, restated as of November 1, 1995, by and between Pacwest Network, Inc. and GST Pacwest Telecom Hawaii, Incorporated.
  10(x) Restated and Amended Traffic Agreement dated June 21, 1994, restated as of November 1, 1995, by and between Pacwest Network, Inc. and GST Telecom Inc.

  10(y)           Letter Agreement, dated December 1, 1995, by and among Pacwest
                  Network,  Inc.,  GST  Telecom  Inc.  and GST  Pacwest  Telecom
                  Hawaii, Incorporated.
  10(z)           Reseller  Agreement  dated  as of  October  30,  1996,  by and between Magancom Wireless, L.L.C., and GST Telecom Inc.
  21              Subsidiaries of the Company.
  23              Consent to the  incorporation  by reference  in the  Company's
                  Registration   Statements   on  Forms   S-3  and  S-8  of  the
                  independent auditors' report included herein.
 *27              Financial Data Schedule.

-----------------------------------------------------
*        Filed herewith.

(b) Reports on Form 8-K: The Registrant filed a Current Report on Form 8-K dated October 31, 1996 reporting under Item 2 thereof the acquisition by merger of TotalNet and under Item 5 thereof the Special Warrant Offering.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 3rd day of October, 1997.


                                         GST TELECOMMUNICATIONS, INC.

                                         By:            *
                                            -----------------------------------
                                                 John Warta,
                                                 Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.

        SIGNATURE                                      TITLE                                        DATE
        ---------                                      -----                                        ----
            *
-------------------------------            Chairman of the Board, Chief Executive               October 3, 1997
     (John Warta)                          Officer (Principal Executive Officer) and
                                           Director

            *
-------------------------------            Senior Vice President, Treasurer and Chief
   (Clifford V. Sander)                    Accounting Officer (Principal Accounting             October 3, 1997
                                           Officer)

    /S/ DANIEL TRAMPUSH
-------------------------------            Senior Vice President and Chief Financial            October 3, 1997
    (Daniel Trampush)                      Officer (Principal Financial Officer)

            *
-------------------------------            Vice Chairman of the Board                           October 3, 1997
  (W. Gordon Blankstein)                   and Director


   /S/ STEPHEN IRWIN
-------------------------------            Vice Chairman of the Board, Secretary and            October 3, 1997
   (Stephen Irwin)                         Director


-------------------------------            President, Chief Operating Officer and               October 3, 1997
   (Joseph Basile)                         Director

            *
-------------------------------            Director                                             October 3, 1997
   (Robert H. Hanson)


            *
-------------------------------            Director                                             October 3, 1997
       (Ian Watson)



------------------------------            Director                                              October 3, 1997
   (Peter E. Legault)



            *                              Director                                             October 3, 1997
-------------------------------
   (Jack G. Armstrong)

            *                              Director                                             October 3, 1997
-------------------------------
   (Thomas E. Sawyer)

-------------------------------            Director                                             October 3, 1997

   (Mitsuhiro Naoe)

-------------------------------            Director                                             October 3, 1997
   (Roy Megarry)

-------------------------------            Director                                             October 3, 1997
   (Joseph G. Fogg, III)

*By:      /S/ STEPHEN IRWIN                                                                     October 3, 1997
    ---------------------------
         Stephen Irwin
         Attorney-in-fact

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
                                                -------

                                                $44,985
                                                =======


      For United States income tax purposes, utilization of net operating losses may be subject to limitation in the event a change in ownership of the Company has occurred pursuant to IRC Section 382. However, it is the belief of management that the likelihood of incurring such a change in ownership after the Company became publicly held in the U.S. in March 1994 is minimal. The Company does not expect to generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration and maintains a 100% valuation allowance relating to such deferred tax assets.


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

(12) RELATED PARTY TRANSACTIONS


      During the third and fourth quarters of Fiscal 1996, the Company made payments of $5,997 and $2,970 to Magnacom Wireless, LLC (Magnacom), a company controlled by the Chief Executive Officer of the Company, as pre-payments for future PCS services. The $2,970 payment is included as an other current asset in the accompanying balance sheet, whereas the $5,997 payment is included as an other asset in the accompanying balance sheet. The Company is in the process of establishing a non-exclusive twelve year agreement with Magnacom; whereby, the Company will purchase services relating to such licenses from Magnacom for use or resale. As consideration for services provided by Magnacom to the Company, the Company will make lump sum payments to Magnacom in accordance with an agreed to schedule (with the $5,997 payment being the first of such payments) as advanced payments for the services to be provided by Magnacom. Subsequent to September 30, 1996, the Company made an additional payment of $5,426 as a pre-payment for future PCS services to Magnacom. (See note 14).

      The operations of the Company's Hawaiian microwave network require the use of radio licenses from the FCC. Such licenses are owned by PNI, a company controlled by the Company's Chief Executive Officer. Under agreements between the Company and PNI, (1) the Company pays a monthly fee of $3,000 to PNI to utilize PNI's licenses for its communications traffic and (2) PNI pays an equal monthly fee to the Company for the right to utilize the Company's facilities for other communications traffic using up to 10% of PNI's license capacity.


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


      Under the Tomen facility, Tomen has the right to act as procurement agent for each network project it finances. The Company has purchased equipment through Tomen at competitive prices. (See Note 5(c)).


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

MAGNACOM WIRELESS, LLC

         Magnacom and the Company have entered into a twelve-year reseller agreement (the "Magnacom Reseller Agreement") pursuant to which (i) the Company has been designated a non-exclusive reseller of PCS telephone services in the markets in which Magnacom has obtained licenses, and (ii) Magnacom has agreed to use the Company on an exclusive basis to provide switched local and long distance services, and other enhanced telecommunications services, to all of Magnacom's resellers in markets where the Company has operational networks. Magnacom agreed to sell PCS minutes to the Company at five cents per minute, subject to downward adjustment to equal the most favorable rates offered to Magnacom's other resellers (but in no event less than Magnacom's cost). Subsequent to September 30, 1996, in connection with the Magnacom Reseller
Agreement, the Company paid an additional $5.4 million for a total of approximately $14.4 million as pre-payments for future PCS services.

         In addition, the Company has been granted a conditional option to acquire up to a 99% interest in Magnacom, conditioned upon Magnacom and the Company entering into an agreement for the construction and/or operation of Magnacom's facilities. The condition precedent to such option has not yet been met. Such option, if and when the condition precedent is met, shall be subject to compliance with all applicable FCC regulations relating to prior approval of any transfer of control of PCS licenses, including those relating to foreign ownership or control. Accordingly, until such time as may be permitted by FCC regulations or administrative action, the option will be initially limited to a 24% interest in Magnacom.