Form 10-K
period 1997-09-30
GST TELECOMMUNICATIONS INC
filed 1997-12-29
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

                         Commission file number 1-12866

                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Canada                                      N/A
   ------------------------------------         --------------------------------

     (State or other jurisdiction of            (IRS Employer Identification
      incorporation or organization                        Number)

                  4001 Main Street, Vancouver, Washington       98663
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices)         (Zip Code)

       Registrant's telephone number, including area code: (360) 906-7100

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

                                      None

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                  The  aggregate  market  value  at  December  22,  1997  of the
Registrant's Common Shares, without par value (based upon the closing price of $11.625 per share of such Shares on the American Stock Exchange), held by non-affiliates of the Company was approximately $366,209,924.60. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 22, 1997, there were outstanding 34,547,147 of the Registrant's Common Shares, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain portions of the Registrant's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

ITEM 1.   BUSINESS

OVERVIEW

         GST Telecommunications, Inc. (the "Company") provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental United States and Hawaii. As a facilities-based competitive local exchange carrier ("CLEC"), the Company operates state-of-the-art, digital telecommunications networks that represent an alternative to incumbent local exchange carriers ("ILECs"). The Company's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include long distance, Internet, data transmission and private line services, and local dial tone services, which were recently introduced.

         The Company's digital networks currently serve 39 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas and Washington. In addition, the Company has networks under construction which, when completed, will serve three additional markets and expand its regional footprint to Oregon. The Company also constructs, markets and manages longhaul fiber optic facilities, principally in Arizona, California and Hawaii. The Company's longhaul fiber optic facilities currently extend approximately 600 route miles and an additional 1,100 route miles are expected to become operational over the next 12 months.

         Management believes that the Company has an opportunity to leverage its existing network infrastructure and service capabilities to provide customers with an integrated telecommunications package. The Telecommunications Act of 1996 (the "Telecommunications Act") and state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. As a result of these regulatory changes, the Company is permitted in certain states to provide local dial tone in addition to its existing telecommunications service offerings. In order to capitalize on these opportunities, the Company has accelerated the development of additional networks and longhaul fiber optic facilities within its region while significantly expanding its product and service offerings, primarily with respect to the provision of local services. To facilitate its entry into local services, the Company has in service seven high capacity digital switches, has installed and is currently testing two additional high capacity digital switches and is planning to deploy an additional five such switches through early 1998.

TELECOMMUNICATIONS SERVICES STRATEGY

         In conjunction with its network expansion, the Company has developed a strategy to leverage its existing facilities and infrastructure, customer base and experience by providing a broad range of integrated telecommunications services to meet the voice and data needs of its end-user customers. The Company focuses on small to medium-sized businesses that have significant telecommunications requirements. The Company, through its established sales channels, offers: (i) bundled local and long distance services; (ii) flexible pricing and customized products and services; and (iii) an enhanced level of customer service. To meet its customers' needs, the Company offers a number of telecommunications services, including:

         LOCAL SERVICES

         Where regulatory conditions permit, the Company offers both switched and dedicated local service. Dedicated local services involve a fixed communications link, usually between an end-user and a long distance carrier's point-of presence ("POP"). With a switch, it is possible for the Company to direct traffic to any end-user or long distance carrier provided that the Company has an interconnection agreement with the connecting carriers.

         To facilitate its entry into local services, the Company has in service seven high capacity digital switches, has installed and is currently testing two additional high capacity digital switches and is planning to deploy an additional five such switches through early 1998. As demand warrants, the Company plans to continue to install switching equipment in its operational networks, in markets where it is constructing networks and in certain other cities where the Company will rely on ILEC facilities for transmission. Once a switch is operational, where regulatory conditions and interconnection agreements permit, the Company intends to offer local dial tone, in addition to enhanced services such as integrated services digital network ("ISDN"), Centrex, voice mail and other custom calling features.

         LONG DISTANCE SERVICES

         Under federal regulations, the Company is permitted to provide a full range of interstate switched access as well as enhanced services. The Company offers basic and enhanced long distance services, such as toll free, calling card, prepaid calling card and international call back services, targeting primarily business customers purchasing between $200 and $15,000 of services per month as well as resellers and other carriers. The Company purchases long distance capacity under agreements with certain major long distance carriers that provide the Company capacity at rates that vary with the monthly traffic generated by the Company.

         The Company recently expanded its long distance products and services through the acquisition of Action Telcom Co. ("Action Telcom") for an aggregate of 903,000 Common Shares valued at approximately $8.2 million, and $3.9 million in cash, payable in three equal installments at closing and on the first and second anniversary dates thereof. Additional Common Shares may be issued to the former shareholders of Action Telcom on each of the first and second anniversaries of the closing date of the merger if the average closing sale price of a Common Share on the AMEX (or the Company's then principal trading market) does not exceed $10.00 for the 10 consecutive trading days ending three trading days prior to each such anniversary. Action Telcom is a facilities-based telecommunications company located in Abilene, Texas that operates its own network and switching equipment, originating and terminating its own traffic principally in Texas. The Company intends to continue to pursue acquisitions of long distance carriers.

         INTERNET SERVICES

         The Company presently offers Internet-related services in most of its markets, such as dedicated Internet services, World Wide Web ("Web") site development and hosting, provides access and upstream transport for local Internet Service Providers ("ISPs"), electronic data interchange ("EDI") and electronic commerce services and is in the process of developing various Internet software applications. The Company also offers dial-up Internet services to customers in Portland (Oregon), Vancouver (Washington), the State of Hawaii and select markets in California and intends to begin offering such services in the Los Angeles, San Francisco and Houston metropolitan areas in 1998. Management believes that these services will become an important component of the Company's overall product offerings and intends to continue to expand its Internet access and service business to other markets.

         DATA SERVICES

         The Company offers national and international frame relay services on its own frame relay network and through interconnection agreements with data service providers. Under these agreements, the Company and such data service providers have agreed to link their data networks and terminate one another's traffic. The Company has deployed Cascade Communications frame relay switches in 21 markets in the western United States. Such switches can provide both frame relay and Internet services. The Company plans to offer data networking services such as asynchronous transfer mode ("ATM"), high speed LAN connectivity service, video conferencing, multi-media networking, frame relay and high capacity access to the Internet. The Company has one ATM switch commercially operational in each of Los Angeles and Ontario, California.

         The Company offers its customers monthly network management reports that allow users to track the performance of their virtual private network. Customer network management support will permit customers to monitor and tailor their virtual private network as desired with a communication link into the Company's network management systems.

         SHARED TENANT SERVICES

         The Company offers shared tenant services to large apartment and residential communities in Idaho, New Mexico, Oregon, Utah and Washington. Shared tenant services bundle local, long distance, Internet access, cable television and home alarm service.

         The Company provides local dial tone service to its shared tenant customers through on-site PBX telephone systems located within each apartment complex that are connected to the ILEC. As the Company expands its network and central office switching facilities, PBXs will be replaced with central office access nodes originating from the Company's own dial tone facilities, which the Company expects to provide significant cost savings and customer feature capability. In addition, the Company is in the process of connecting apartment communities to its own fiber network, thereby permitting the Company to realize additional cost savings for transport.

         The Company is expanding its telecommunications services business through internal development and will continue to explore opportunities for further expansion by acquisitions and joint ventures.

TELECOMMUNICATIONS NETWORK STRATEGY

         The Company's network strategy is to continue to develop and expand its network infrastructure to ultimately assemble, through a combination of owned and leased facilities and joint ventures, an integrated regional network for the on-net provision of CLEC services including local, long distance, Internet access and data services. The Company will continue to focus on the western United States in order to take advantage of its strategically advantageous position in California and Hawaii and the substantial telecommunications traffic that exists among the western United States, Mexico, the Pacific Rim and western Canada. Key elements in this strategy include:

         INITIAL DEPLOYMENT. The Company has identified attractive markets in its region and has sought to be one of the first CLECs to obtain the necessary permits, rights-of-way and licenses to construct and operate networks in its targeted markets. Initial network deployment is designed to provide connectivity among the Company's facilities, selected long distance carriers' POPs, the ILEC's central offices and the market's primary business centers. In addition, the Company may deploy network facilities in markets where it achieves a critical mass of customers using resold or leased facilities.

         EXPANSION. Subsequent to initial network deployment, the Company seeks to expand its network in a geographic area to efficiently address a large number of significant users of telecommunications services. To facilitate this expansion, the Company has entered into strategic agreements with a number of gas and electric utilities. These arrangements have enabled the Company to obtain access to and use of rights-of-way, conduit and transmission and distribution facilities in a timely and cost-effective manner.

         INTERCONNECTION. Management believes that the formation of an integrated regional network through the interconnection of the Company's individual networks will provide significant advantages. In addition to providing the Company with a larger addressable market, the interconnection of its networks is expected to allow the Company to carry its intra-regional telecommunications traffic on-net, thereby improving operating margins by reducing payments to other carriers for use of their facilities, as well as to lease longhaul transport capacity to others.

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

         In Hawaii, the Company operates a digital microwave network and is supplementing its microwave network with terrestrial fiber optic facilities. The Company has also constructed an inter-island fiber network to extend its services throughout the State. The Hawaii Public Utilities Commission (the "HPUC") has approved the network interconnection agreement and pole attachment and conduit occupancy agreements of GST Telecom Hawaii, Inc. ("GST Hawaii") with GTE Hawaiian Telephone Company ("GTE"). The Company is in the process of completing its connections to GTE's Hawaiian network and installing necessary facilities and equipment. GST Hawaii has also received the HPUC's approval of a master license/lease agreement with Hawaiian Electric Company and its subsidiaries to place fiber optic cable on poles and in certain facilities on all islands other than Kauai.

         The Company recently began to construct, market and manage longhaul fiber optic facilities and plans to ultimately assemble an integrated regional network for the on-net provision of services and to lease longhaul capacity to others.

TELECOMMUNICATIONS NETWORKS AND FACILITIES

         The Company's networks comprise fiber optic cables, microwave or other wireless facilities, integrated switching facilities, advanced electronics, data switching equipment, transmission equipment and associated wiring and equipment. The Company typically designs its networks with a ring architecture with connectivity to the ILEC's central offices, POPs of long distance carriers and large concentrations of telecommunication intensive end-users.

         The following table presents information as of September 30, 1997 concerning the Company's networks that are operational and under construction:


                                                                               CURRENT
                                                            DATE             OPERATIONAL        ESTIMATED
                                                        COMMERCIALLY            ROUTE             ROUTE            APPROXIMATE
        LOCATION             SERVICE AREA              OPERATIONAL(1)          MILES(2)          MILES(3)         POPULATION(4)
        --------             ---------------        ------------------     -------------     -------------      ---------------
Arizona.................   Phoenix                  February 1994(5)                 12                                 984,403
                           Tucson                   September 1995                   27                                 405,390
California
   Northern California...  Concord, Oakland,        September 1997                   15                  22           1,324,859
                           San Francisco,
                           Walnut Creek,
                           Livermore
                           Hayward, San Ramon       September 1997                   11                                 146,801
                           Mare Island              January 1997                     12                   3               1,000
                           Pleasanton               August 1996                       8                                  50,553
   Southern California.... Loma Linda, Rialto,      April 1995                      106                                 541,195
                           Riverside, San
                           Bernardino, Monterey
                           Park
                           City of Industry,        August 1995                      46                                 133,779
                           Ontario
                           Los Angeles              December 1996                    --(6)                            3,485,398
                           Palm Springs             2nd Quarter 1998(7)                                  10              40,181
                           Pasadena                 1st Quarter 1998                                     11             131,591
   San Joaquin Valley..... Fresno, Bakersfield      November 1996                    44                   6             529,022
   Central Coast........   San Luis Obispo          4th Quarter 1997                                      5              41,958
                           Santa Barbara,           2nd Quarter 1998                                     17             171,571
                           Goleta
Hawaii..................   Honolulu (Oahu)          February 1997                    20                                 365,272
Idaho...................   Boise                    May 1997                          4                   1             125,738
New Mexico..............   Albuquerque              January 1996                     67                   5             384,736
Oregon..................   Portland                 1st Quarter 1998                                     54             437,319
Texas...................   Abilene                  June 1997                         1                                 106,654
Washington..............   Spokane                  September 1996                    3                                 177,196
                           Vancouver                November 1996                     6                   8              46,380

--------------------------------------
(1) Refers to the month during which the Company's network became commercially operational or the quarter during which the Company expects a network under construction to become operational. The Company deems a network to be commercially operational when its fiber optic cable and related electronics permit the Company to provide service.

(2) Includes owned and leased miles utilized by the networks that have become commercially operational.

(3) Represents the planned owned and leased miles that will comprise the network under construction at the time the network is expected to become commercially operational or miles under construction for networks that have become commercially operational.

(4)      Based upon U.S. Census Bureau data.

(5) The Company acquired 100% ownership of Phoenix Fiber, the owner and operator of the Phoenix Network, in October 1996. Prior thereto, the Company held a 50% interest in and did not manage this network.

(6) The network in Los Angeles interconnects longhaul traffic with the POPs of other carriers.

(7) The fiber lease and fiber are in place, however the system is not operational and no lease payments are being made on account of a dispute between Southern California Edison Company ("SCE") and various property owners regarding SCE's power line right-of-way.

         The Company's decision to construct a network in a particular locale is preceded by a review of the area's demographic, economic and competitive characteristics and telecommunications requirements. The characteristics examined include location and concentration of potential business, governmental and academic end-users, the locale's economic prospects, information regarding demand for the various services offered by the Company and actual and potential ILEC, CLEC and other competitors. Market demand is estimated using market research conducted by the Company and from information such as demand sets provided by interexchange carriers ("IXCs").

         The Company's networks are monitored by its network control center located at the Company's corporate headquarters in Vancouver, Washington. The control center is staffed by 28 employees and provides network monitoring 24 hours a day, seven days a week. Advanced monitoring systems allow personnel to diagnose and resolve problems, generally before customers detect a meaningful deterioration in service quality.

         The Company plans to continue to develop and expand its network infrastructure to ultimately assemble, through a combination of owned and leased facilities and joint ventures, an integrated regional network for the on-net provision of CLEC services.

         The following table presents information as of September 30, 1997 concerning the Company's longhaul fiber optic facilities that are operational and under construction:

                                                                DATE                   CURRENT
                                                            COMMERCIALLY             OPERATIONAL             ESTIMATED
LOCATION                                                   OPERATIONAL(1)           ROUTE MILES(2)        ROUTE MILES(3)
--------                                                   --------------           --------------        --------------

Rialto to Oakland....................................  1st Quarter 1998                                             556
Los Angeles to San Luis Obispo.......................  3rd Quarter 1998                                             367
Ontario to Anaheim to Los Angeles....................  March 1997                              83
Rialto to Palm Springs...............................  2nd Quarter 1998(4)                                           54
Taft to Bakersfield..................................  May 1997                                39
Coalinga to Fresno...................................  November 1996                           44
Taft to Coalinga.....................................  1st Quarter 1998                                             102
Phoenix to Tucson....................................  4th Quarter 1997                                             217
Hawaii Fiber connecting Kauai, Hawaii, Oahu,
   Molokai, Maui & Lanai.............................  June 1997                               344

-------------------------------------
(1) Refers to the month the facilities became commercially operational or the quarter during which the Company expects the facilities under construction to become operational. The Company deems the facilities to be commercially operational when its fiber optic cable and related electronics permit the Company to provide service.

(2) Includes owned and leased miles of facilities that have become commercially operational.

(3) Represents the planned owned and leased miles that will comprise the facilities under construction at the time the facilities are expected to become commercially operational.

(4) The fiber lease and fiber are in place, however, the system is not operational and no lease payments are being made on account of a dispute between SCE and various property owners regarding SCE's power line right-of-way.

         The following table presents information as of September 30, 1997 concerning the Company's high capacity digital switches that are operational or are planned to be installed:

                                                                                               DATE COMMERCIALLY
                           LOCATION                                                             OPERATIONAL(1)
                           --------                                                    ---------------------------

Arizona                    Phoenix..................................................   August 1997
                           Tucson...................................................   September 1997
California                 Fresno...................................................   1st Quarter 1998
                           Los Angeles..............................................   1st Quarter 1998
                           Riverside................................................   July 1997
                           San Francisco............................................   1st Quarter 1998
                           San Luis Obispo..........................................   4th Quarter 1997
                           Walnut Creek.............................................   4th Quarter 1997
Hawaii                     Honolulu.................................................   February 1997
Idaho                      Boise....................................................   4th Quarter 1997
New Mexico                 Albuquerque..............................................   September 1997
Oregon                     Portland (Vancouver, Washington).........................   1st Quarter 1998
Texas                      Houston..................................................   1st Quarter 1998
Washington                 Spokane..................................................   4th Quarter 1997

--------------------
(1)      Refers to the month during which the switch became  operational  or the
         quarter  during  which  the  Company   expects  the  switch  to  become
         operational.

MANUFACTURING

         The Company, through its equipment subsidiary, NACT Telecommunications, Inc. ("NACT"), produces advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. NACT's customers include long distance carriers, prepaid debit (calling) card and prepaid cellular network operators, international callback/reorigination providers and other specialty telecommunications service providers. NACT's products and services include the STX application switching platform (the "STX"), the NTS telemanagement and billing system (the "NTS") and facilities management services. The Company acquired the stock of NACT over a 19-month period commencing in September 1993 for aggregate consideration of approximately $8.9 million, consisting of cash and Common Shares. In March 1997, NACT completed an initial public offering of its common stock (the "NACT Offering"), pursuant to which the Company and NACT sold one million and two million shares, respectively, of NACT's common stock, resulting in gross proceeds to the Company and NACT of $10 million and $20 million, respectively. As a result of the NACT Offering, the Company's interest in NACT has been reduced to approximately 63%. On September 30, 1997, the Company announced that it had retained Hambrecht & Quist LLC to explore alternatives for monetizing its 63% interest in NACT, including a potential sale of some or all of its shares of NACT's capital stock to one or more strategic investors.

COMPETITION

         The telecommunications industry is highly competitive. In most markets, the Company's principal competitor for local exchange services is the Regional Bell Operating Company ("RBOC") or GTE Corporation and its affiliated companies (collectively, the "GTE Companies"). Other competitors may include other CLECs, microwave and satellite carriers, wireless telecommunications providers and private networks built by large end-users. Potential competitors (using similar or different technologies) include cable television companies, utilities and RBOCs outside their current local service areas. In addition, the Company anticipates competition from large long distance carriers, such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI") and Sprint Corporation ("Sprint"), which have begun to offer integrated local and long distance telecommunications  services.  AT&T also has  announced  its  intention to offer local services using a new wireless technology. Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors to the Company. In addition, a continuing trend toward business combinations and strategic alliances in the telecommunications industry may further enhance competition. For example, WorldCom Inc. ("WorldCom") acquired MFS Communications Company, Inc. ("MFS") and recently announced that it entered into an agreement to acquire Brooks Fiber Properties Inc. ("Brooks"), each of which compete with the Company in several of the markets in which the Company operates. The Company cannot determine what effect such acquisitions will have on the Company's business, financial condition and results of operations.

         As a recent entrant in the integrated telecommunications services industry, the Company has not achieved and does not expect to achieve a significant market share for any of its services. In particular, the RBOCs, the GTE Companies and other local telephone companies have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than those of the Company, have the potential to subsidize competitive services with revenues from a variety of businesses and currently benefit from certain existing regulations that favor the ILECs over the Company in certain respects. While recent regulatory initiatives, which allow CLECs such as the Company to interconnect with ILEC facilities, provide increased business opportunities for the Company, such interconnection opportunities have been accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the ILECs.

         To the extent the Company interconnects with and uses ILEC networks to service its customers, the Company will be dependent upon the technology and capabilities of the ILECs to meet certain telecommunications needs of the Company's customers and to maintain its service standards. The Company will become increasingly dependent on interconnection with ILECs as switched services become a greater percentage of the Company's business. The Telecommunications Act imposes interconnection obligations on ILECs, but there can be no assurance that the Company will be able to obtain the interconnection it requires at rates, and on terms and conditions, that permit the Company to offer switched services at rates that are simultaneously competitive and profitable. In the event that the Company experiences difficulties in obtaining high quality, reliable and reasonably priced service from the ILECs, the attractiveness of the Company's services to its customers could be impaired.

         The long distance telecommunications industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. The Company competes with major carriers such as AT&T, MCI, Sprint and WorldCom, as well as other national and regional long distance carriers and resellers, many of whom are able to provide services at costs that are lower than the Company's current costs. Many of these competitors have greater financial, technological and marketing resources than the Company. In addition, as a result of the Telecommunications Act, the RBOCs are expected to become competitors in the long distance telecommunications industry both outside of their service territory and upon the satisfaction of certain conditions, within their service territory. SBC Communications Corporation ("SBC") has challenged the constitutionality of the provisions conditioning RBOC entry into in-region long distance service. As a result of the Company's acquisition of Action Telcom, Call America Business Communications Corp. and certain of its affiliated companies (collectively, "GST Call America"), TotalNet Communications, Inc. ("TotalNet") and the business of Texas-Ohio Communications, Inc. and affiliated companies (collectively, "Texas-Ohio"), the Company's long distance operations will account for a significant portion of the Company's revenues. The Company believes that the principal competitive factors affecting its long distance operations are pricing, customer service, accurate billing, clear pricing policies and, to a lesser extent, variety of services. The ability of the Company to compete effectively will depend upon its continued ability to maintain high quality, market driven services at prices generally equal to or below those charged by its competitors. To maintain its competitive posture, the Company believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect the Company.

         The Internet services market is highly competitive. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company's competitors in this market include Internet service providers, other telecommunications companies, online services providers and Internet software providers. Many of these competitors have greater financial, technological and marketing resources than those available to the Company.

         The market for telecommunications products is highly competitive and subject to rapid technological change. NACT expects competition to increase in the future from existing competitors in the distributed switching systems market and from other companies that may enter NACT's existing or future markets, including major central office switch vendors. NACT currently competes with a number of lower capacity switch manufacturers such as Communications Product Development, Inc. ("CPDI"), Integrated Telephony Products, Inc. ("ITP") and PCS Telecom, Inc. ("PCS Telecom"). NACT also competes with providers of open architecture (programmable) hardware switching platforms that are enhanced by applications providers and value added resellers. Such competitors include Excel, Inc. ("Excel"), which has agreements with software application providers. As NACT's business develops and it seeks to market its switches to a broader customer base, NACT's competitors may include larger switch and telecommunications equipment manufacturers such as Lucent Technologies Inc., Harris Corporation, Siemens AG, Alcatel Alsthom, Telefonaktiebolaget, L.M. Ericsson and Northern Telecom, Ltd. Many of NACT's current and potential competitors have substantially greater financial, technical and marketing resources than NACT. Increased competition could materially and adversely affect NACT's business, financial condition and results of operations through price reductions and loss of market share. There can be no assurance that NACT will be able to continue to compete successfully with its existing competitors or that it will be able to compete successfully with new competitors.

         The recent World Trade Organization ("WTO") agreement on basic telecommunications services could increase the Company's competition for telecommunication services both domestically and internationally. Under this agreement, the United States and other members of the WTO committed themselves to opening their telecommunications markets to competition and foreign ownership and to adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telephone companies, effective in some cases as early as January 1, 1998.

SALES CHANNELS AND CUSTOMER SUPPORT

         The Company markets its services through five sales channels including a direct sales force, an inside sales (telemarketing) group, alternate channels including referral partners, independent agents and resellers, a government systems group and a wholesale carrier group. As of December 1, 1997, the Company had 309 sales and marketing employees in 18 cities and utilized 214 agents and independent contractors.

         The Company's direct sales personnel offer the Company's full line of products including long distance, private line, Internet, local and data transmission services. Sales compensation is incentive-based and designed to facilitate both the acquisition and retention of customers.

         Teams of sales engineers and local service experts are available to support the sales force in complex or more technical applications. The inside sales and telemarketing group and referral partner programs generate leads for the direct sales force. These groups also focus on smaller customers that may use the full array of products but do not require extensive technical or on-site support.

         Local customer service representatives are assigned to particular customers and are supplemented by local technical sales support personnel and a centralized group of customer service representatives located in call centers who respond to after-hours customer inquiries and perform account maintenance.

         As of December 1, 1997, the Company had approximately 56,000 customers, including approximately 28,000 long distance, 6,600 local dial tone customers and 14,500 Internet customers (substantially all of whom are dial-up customers). Approximately 11,000 of such customers purchase more than one of the Company's services.

REGULATION

         The Company's telecommunications services business is subject to varying degrees of federal, state and local regulation.

         FEDERAL REGULATION

         The FCC regulates interstate and international telecommunications services. The Company provides service either on a private carrier basis or on a common carrier basis. In the interstate market, the primary distinguishing factor between private carriers and common carriers is that the former provide customized services to select customers pursuant to individually negotiated contracts. Common carriers, on the other hand, hold themselves out to serve the public generally. The FCC imposes certain regulations on common carriers such as the RBOCs that have some degree of market power. The FCC imposes less regulation on common carriers without market power including, to date, CAPs/CLECs. The FCC requires common carriers to receive an authorization to construct and operate telecommunications facilities between the United States and international points.

         In August 1996, the FCC released its Interconnection Decision. The Interconnection Decision establishes rules implementing the Telecommunications Act requirements that ILECs negotiate interconnection agreements and provides guidelines for review of such agreements by state public utilities commissions. On July 18, 1997, the Eighth Circuit vacated certain portions of the Interconnection Decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements between ILECs and their competitors. On October 14, 1997, the Eighth Circuit issued a decision vacating additional FCC rules that will likely have the effect of increasing the cost of obtaining the use of combinations of an ILEC's unbundled network elements. The Company had negotiated a number of interconnection agreements with ILECs prior to the July 18th Eighth Circuit decision. The Eighth Circuit decisions create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements, and could make negotiating and enforcing such agreements more difficult and protracted and may require renegotiation of existing agreements. There can be no assurance that the Company will be able to obtain or enforce interconnection agreements on terms acceptable to the Company. The FCC has sought a writ of certiorari from the Supreme Court for review of the Eighth Circuit decisions.

         In October 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. This order applies to all non-dominant interstate carriers, including AT&T. The order does not apply to the RBOCs or other local exchange providers. The FCC order was issued pursuant to authority granted to the FCC in the Telecommunications Act to "forbear" from regulating any telecommunications services provider if the FCC determines that the public interest will be served. After a nine-month transition period, relationships between interstate carriers and their customers will be set by contract. At that point long distance companies may no longer file with the FCC tariffs for interstate, domestic, interexchange services. Carriers have the option to immediately cease filing tariffs. Several parties have filed notices for reconsideration of the FCC order and other parties appealed the decision. On February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the implementation of the FCC order.

         If the stay is lifted and the FCC order becomes effective, telecommunications carriers such as the Company, will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions on which they offer their interstate services. The obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act of 1934, as amended (the "Communications Act"). While tariffs provided a means of providing notice of prices, terms and conditions, the Company has always relied primarily on its sales force and direct marketing to provide such information to its customers and expects to continue to do so in the future.

         The Telecommunications Act is intended to increase competition. The act opens the local services market by requiring ILECs to permit interconnection to their networks and establishing ILEC obligations with respect to:

         RECIPROCAL COMPENSATION. Requires all ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.

         RESALE. Requires all ILECs and CLECs to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, ILECs are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the ILEC in the wholesale offering.

         INTERCONNECTION. Requires all ILECs and CLECs to permit their competitors to interconnect with their facilities. Requires all ILECs to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit). At the option of the carrier seeking interconnection, collocation of the requesting carrier's equipment in the ILECs' premises must be offered, except where the ILEC can demonstrate space limitations or other technical impediments to collocation.

         UNBUNDLED ACCESS. Requires all ILECs to provide nondiscriminatory access to unbundled network elements (including, network facilities, equipment, features, functions, and capabilities) at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit).

         NUMBER PORTABILITY. Requires all ILECs and CLECs to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

         DIALING PARITY. Requires all ILECs and CLECs to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

         ACCESS TO RIGHTS-OF-WAY. Requires all ILECs and CLECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

         ILECs are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, ILECs remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions.

         On May 8, 1997, the FCC released an order establishing a significantly expanded federal telecommunications subsidy regime. For example, the FCC established new subsidies for services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies to low-income consumers. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company's share of these federal subsidy funds will be based on its share of certain defined telecommunications end-user revenues. Although the FCC order describes a method for determining the amount the Company must contribute to support these subsidies, the FCC has only provided the contribution factors for first quarter 1998 Universal Service Fund contributions. The revised factors are 3.19% for the high cost and low income fund and 0.72% for the schools, libraries and health care fund. The amounts contributed may be billed to customers. The Company is currently unable to predict the effect that these required payments will have on its financial condition. In the May 8th order, the FCC also announced that it will soon revise its rules for subsidizing service provided to consumers in high cost areas. Several parties have appealed the May 8th order. Such appeals have been consolidated and transferred to the United States Court of Appeals for the Fifth Circuit where they are currently pending. In addition, on July 3, 1997, several ILECs filed a petition for stay of the May 8th order with the FCC. That petition is pending.

         The Telecommunications Act also codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act also contains special provisions that eliminate the AT&T Antitrust Consent Decree (and similar antitrust restrictions on the GTE Companies) restricting the RBOCs from providing long distance services and engaging in telecommunications equipment manufacturing. These provisions permit a RBOC to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements, including obtaining FCC approval upon a showing that facilities-based competition is present in its market, that the RBOC has entered into interconnection agreements in those states in which it seeks long distance relief, the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and the FCC is satisfied that the RBOC's entry into long distance markets is in the public interest. SBC, the RBOC serving some of the states served by the Company, applied to the FCC for such authority which was denied. SBC has appealed the denial and has sought to have the provisions declared unconstitutional. The Telecommunications Act permits the RBOCs to enter the out-of-region long distance market immediately upon its enactment.

         Under the Telecommunications Act, any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act is subject to numerous federal and state policy rulemaking proceedings and judicial review there is still uncertainty as to what impact such legislation will have on the Company.

         Pursuant to authority granted by the FCC, the Company resells the international telecommunications services of other common carriers between the United States and international points. In connection with such authority, certain of the Company's subsidiaries have filed tariffs stating the rates, terms and conditions for their international services. The FCC has determined that call reorigination service using uncompleted call signaling does not violate United States or international law, but has held that United States companies providing such services must comply with the laws of the countries in which they operate as a condition of such companies' Section 214 authorizations.

         With respect to its domestic service offerings, various subsidiaries of the Company have filed tariffs with the FCC stating the rates, terms and conditions for their interstate services. To the extent that such subsidiaries provide intrastate services, they may be required to obtain authority from state regulatory authorities prior to providing such services. Such subsidiaries have been granted intrastate toll authority in 44 states and the District of Columbia and the Company is applying for such authority in the remaining states, excluding Alaska. There can be no assurance that such state authorizations will be granted. In addition, the Company has obtained authority to provide local exchange services on a resale or facilities- based basis in 10 states and the Northern Marianas Islands.

         NACT is authorized by the FCC to provide international telecommunications services. Any intrastate telecommunications services provided by NACT may require authority from state regulatory agencies and any interstate services require NACT to file an FCC tariff. There can be no assurance that such authorizations will be granted.

         Except in certain designated geographically competitive zones, the current policy of the FCC for most special access services dictates that ILECs charge all customers the same price for the same service. Thus, the ILECs generally cannot lower prices to those customers likely to contract for their services without also lowering charges for the same service to all customers in the same geographic area, including those whose telecommunications requirements would not justify the use of such lower prices. The FCC may, however, alleviate this constraint on the ILECs and permit them to offer special rate packages to very large customers, as it has done in few cases, or permit other forms of rate flexibility. The FCC has adopted proposals that significantly lessen the regulation of ILECs that are subject to competition in their service areas and provide such ILECs with additional flexibility in pricing their interstate switched and special access on a central office specific basis.

         In a combined Report and Order and Notice of Proposed Rulemaking released on December 24, 1996, the FCC made changes and proposed further changes in the interstate access charge structure. In the Report and Order, the FCC removed restrictions on ILECs' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's ability to compete in providing interstate access services. On May 16, 1997, the FCC released an order revising its access charge rate structure. The new rules substantially increase the costs that ILECs subject to the FCC's price cap rules ("price cap LECs") recover through monthly, non-traffic sensitive access charges and substantially decrease the costs that price cap LECs recover through traffic sensitive access charges. In the May 16th order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The plan will include rules that grant price cap LECs increased pricing flexibility upon demonstrations of increased competition (or potential competition) in relevant markets. The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on the Company's ability to compete in providing interstate access services. Several parties have appealed the May 16th order. Those appeals have been consolidated and transferred to the United States Court of Appeals for the Eighth Circuit where they are currently pending.

         Under the Communications Act and other federal regulations, foreign nationals may not own more than 20% of a company, or have more than a 20% voting interest in a company, that directly holds a common carrier radio license. The Communications Act also prohibits foreign nationals from owning 25% or more of a company which, in turn, controls a company holding a radio license, if the FCC finds that such alien participation would not serve the public interest. Under the WTO agreement, the United States agreed to increase the foreign ownership up to 100%. On November 25, 1997, the FCC adopted rules implementing the WTO policies for WTO member states to acquire up to a 100% indirect interest in a U.S. radio license. Prior approval will still be required, however the application process is streamlined. The operations of GST Hawaii use among other facilities, microwave radio facilities operating pursuant to FCC licenses granted to Pacwest Network, Inc. ("PNI"), an entity controlled by John Warta, the Chairman of the Board and Chief Executive Officer of the Company. The FCC also has the authority, which it is not presently exercising, to impose restrictions on foreign ownership of communications service providers not utilizing radio frequencies, which if exercised could have a material adverse effect on the Company's business. In addition, the Company may subsequently need to obtain radio licenses to "fill in" certain customers in the networks that are not practical to reach by wire. Should the Company require a common carrier radio license in the future, the FCC's new rules should increase the ability of the Company to acquire such a license.

         STATE REGULATION

         The Telecommunications Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other procompetitive measures. Because the implementation of the Telecommunications Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services, including local dial tone, will be introduced.

         State regulatory agencies have regulatory jurisdiction when Company facilities and services are used to provide intrastate services. A portion of the Company's current traffic may be classified as intrastate and therefore subject to state regulation. The Company expects that it will offer more intrastate services (including intrastate switched services) as its business and product lines expand and state regulations are modified to allow increased local services competition. To provide intrastate services, the Company generally must obtain a CPCN from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. The Company has obtained CPCNs for its subsidiaries to provide intrastate toll service in 44 states and the District of Columbia and has applied for such authority in the remaining states, excluding Alaska. In addition, the Company has obtained authority to provide local exchange services on a resale or facilities-based basis in 10 states and the Northern Marianas Islands.

         ARIZONA. In Arizona, the Tucson and Phoenix networks and alternate access transmission services, to the extent that they provide the transmission of messages or telephone service within Arizona, could be deemed public service corporations and subject to the jurisdiction of the Arizona Corporation Commission (the "ACC") for certain purposes. GST Net (AZ), Inc. ("GST Net (AZ)") has received a Certificate of Convenience and Necessity ("CCN") from the ACC to provide jurisdictionally intrastate special access, private line and/or local exchange services in Arizona. GST Tucson Lightwave, Inc. ("GST Tucson") has entered into a license agreement with Pima County (the county in which Tucson is located) which was officially recorded on July 16, 1996, to construct, install, maintain and operate a fiber optics communication system in the public right-of-way.

         CALIFORNIA. Both GST Pacific Lightwave, Inc. ("GST Pacific") and GST Telecom California, Inc. ("GST California") have been granted authority to provide both facilities-based and resale local exchange services in the areas served by Pacific Bell and GTE California Incorporated ("GTE California"). GST California and GST Pacific have entered into an interconnection agreement with GTE California which became effective October 17, 1996. GST California and GST Pacific have entered into an interconnection agreement with Pacific Bell for the State of California which became effective December 30, 1996.

         HAWAII. The HPUC has granted GST Hawaii a CPCN as a carrier of voice and data on a point to point basis in Hawaii. Under the HPUC's rules governing competition in telecommunication services, an application by GST Hawaii for an expanded CPCN is no longer necessary. GST Hawaii must file an application for any proposed, modified, or new tariffed service, unless ordered otherwise by the HPUC. GST Hawaii's CLEC tariff became effective on September 4, 1996. The HPUC has also approved GST Hawaii's interconnection agreement with GTE and an amendment to the original interconnection agreement was approved in October 1997. GST Hawaii is in the process of completing its connections to GTE's Hawaiian network.

         IDAHO. GST Telecom Idaho, Inc. ("GST Idaho") has authority from the Idaho Public Utilities Commission (the "Idaho Commission") to provide telecommunications services on a statewide basis to business customers with six or more lines. GST Idaho has also been granted authority from the Idaho Commission to provide telecommunications services to customers with fewer than six lines in the GTE Companies and U S WEST Communications, Inc. ("U S WEST") exchanges.

         NEVADA. GST Telecom Nevada, Inc. was granted CLEC and resale authority on September 27, 1996, by the issuance of a CPCN by the Public Service Commission of Nevada.

         NEW MEXICO. On October 23, 1995, GST Telecom New Mexico, Inc. was granted a CPCN from the New Mexico State Corporation Commission to provide intrastate, non-switched private line services. Its authority to provide resold interexchange services was approved on January 6, 1997 and its statewide CLEC authority was granted on May 30, 1997.

         OREGON. On March 5, 1997, GST Telecom Oregon, Inc. was granted CLEC authority in competitive zones.

         TEXAS. The Texas Public Utilities Commission on August 9, 1996 approved the application of GST Telecom Texas, Inc. ("GST Texas") for a certificate of operating authority on a statewide basis to resell telecommunications services. GST Texas' authority was expanded to include facilities-based services on June 4, 1997.

         UTAH. GST Telecom Utah, Inc. obtained competitive local exchange authority in December 1996 to provide services statewide, with the exception of exchanges with fewer than 5,000 access lines owned or controlled by an ILEC with fewer than 30,000 access lines within the State.

         WASHINGTON. GST Telecom Washington, Inc. ("GST Washington") is currently authorized to provide both resold and facilities-based services, including local exchange services, message toll, operator services and carrier access services. GST Washington's request for competitive status was approved June 11, 1997.

         LOCAL REGULATION

         The networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. The Company needs to obtain rights-of-way over private and publicly owned land to permit the installation of the fiber optic telecommunication equipment.

GST GLOBAL TELECOMMUNICATIONS INC.

         At September 30, 1997, the Company has invested approximately $3.7 million in GST Global Telecommunications Inc. ("Global") and held approximately
3.6 million common shares and warrants to purchase 750,000 additional shares. On September 30, 1997, Global had approximately 14.1 million shares outstanding. Global is to issue to the Company additional common shares of Global, subject to approval of the Vancouver Stock Exchange ("VSE"), in consideration for the transfer by the Company to Global of its rights in and to the Bestel Project. In addition, certain executive officers and directors hold an aggregate of 553,896 common shares of Global and options and warrants to purchase 224,500 additional common shares of Global. Global employs its own operating management and has raised capital required for its proposed activities. As of September 30, 1997, Global had raised approximately $21.0 million through private placements of its common shares and $37.8 million through private placements of long term debt.

         Global has subscribed, through a subsidiary, GST Mextel, Inc., a Delaware corporation, for 49% of the outstanding shares of Bestel, S.A. de C.V. ("Bestel"). The total consideration is approximately $13.7 million, of which approximately $12.0 million has been paid. The remaining 51% is held by Occidental Telecommunicacion, S.A. de C.V. ("Occidental"). In addition, Global has agreed to loan an aggregate of up to $36.0 million to Bestel, of which $26.0 million has been advanced to date. Bestel plans to construct and operate a 2,270 kilometer fiber optic telecommunications network in Mexico to become a facilities-based long distance carrier, of which as of September 30, 1997 approximately 1,100 kilometers of conduit and 180 kilometers of fiber optic cable has been constructed.

         Global has also acquired from Cable and Wireless an 80% interest in Vitacom, for a purchase price of $1.5 million. The remaining 20% is held by Cable and Wireless, which can require Global to purchase such interest in 1999. Vitacom is engaged in the provision of voice, high speed data information and other services and the manufacture and sale of VSAT (very small aperture satellite terminal) and other equipment used to access the Internet.

MAGNACOM

         Magnacom Wireless, L.L.C. ("Magnacom"), a company 99% owned by PNI, which is in turn controlled by John Warta, the Company's Chairman of the Board and Chief Executive Officer, has acquired various PCS licenses at auction and through purchase. Magnacom holds 30 MHz (C Block) PCS licenses for 11 markets in Arizona, Arkansas, New Mexico, Oregon and Utah. Magnacom won 10 MHz licenses in the FCC's F Block in 13 markets in Hawaii, Idaho, Oregon and Washington in an FCC auction. Such licenses have not yet been issued because Magnacom did not timely submit the required down payment. Magnacom is awaiting FCC action on its request for a waiver of the down payment deadline.

         Magnacom and the Company have entered into a 12-year reseller agreement (the "Magnacom Reseller Agreement") pursuant to which (i) the Company has been designated a non-exclusive reseller of PCS telephone services in the markets in which Magnacom has obtained licenses, and (ii) Magnacom has agreed to use the Company on an exclusive basis to provide switched local and long distance services and other enhanced telecommunications services, to all of Magnacom's resellers in markets where the Company has operational networks. Magnacom agreed to sell PCS minutes to the Company at $.05 per minute, subject to downward adjustment to equal the most favorable rates offered to Magnacom's other resellers (but in no event less than Magnacom's cost). In connection with the Magnacom Reseller Agreement, as of September 30, 1997, the Company had paid Magnacom approximately $14.0 million as prepayments for future PCS services. Magnacom and the Company are presently in negotiations with respect to modifying the Magnacom Reseller Agreement to reflect certain regulatory requirements and to provide clarification as to the basis upon which the Company and Magnacom will provide such services.

         In addition, the Company has been granted a conditional option to acquire up to PNI's entire interest in Magnacom (currently 99%), conditioned upon Magnacom and the Company entering into an agreement for the construction and/or operation of Magnacom's facilities. If and when the condition precedent is met, the exercise of the option will be subject to compliance with all applicable FCC regulations relating to prior approval of any transfer of control of PCS licenses, including those relating to foreign ownership or control and requirements regarding the ownership of C and F block licenses. Accordingly, until such time as FCC regulations or administrative action permit the Company to own in excess of 25% of Magnacom, the option by its terms is limited to a 24% interest in Magnacom.

         In February 1997, an affiliate of Magnacom, PCS Plus Pacific, Inc. formerly known as Guam Net, Inc. ("PCS Plus Pacific"), acquired from Poka Lambro Telephone Cooperative, Inc. a 30 MHz (A Block) PCS license from the FCC in the market consisting of Guam and the Northern Marianas Islands. Concurrently, the Company entered into a reseller agreement on terms substantially similar to the Magnacom Reseller Agreement and paid PCS Plus Pacific approximately $.4 million as a prepayment for future PCS services.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of a warrant to purchase up to 4% of the then outstanding Common Shares that may be issued in connection with financing for Magnacom.

         The provision of wireless telecommunications service by Magnacom and PCS Plus Pacific will be dependent upon their ability to obtain the financing necessary to make payments to the FCC under the terms of their licenses, to obtain working capital and to build the required facilities, including the purchase of telecommunications equipment. There can be no assurance that Magnacom or PCS Plus Pacific will obtain such financing or be able to provide PCS services. In such event, the Company would likely be unable to recover its payments to Magnacom and PCS Plus Pacific.

EMPLOYEES

         As of December 10, 1997, the Company and its subsidiaries had 1,115 full-time employees. None of such employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

RECENT DEVELOPMENTS

         On September 30, 1997, an affiliate of Tomen Corporation (together with its affiliates, "Tomen") agreed to provide the Company with up to $40.5 million of debt financing for the Company's Hawaiian inter-island submarine network and various other terrestrial installations. In connection with such financing, the Company entered into a credit agreement with Tomen containing substantially similar terms as those previously entered into under an existing facility (the "Tomen Facility"), except that the loan will amortize in 22 quarterly installments beginning March 31, 2000.

         In November 1997, the Company completed a public offering (the "1997 Offering") of 6,440,000 Common Shares at $12.00 per share and $144 million of 12 3/4% Senior Subordinated Accrual Notes due 2007 (the "Accrual Notes"). The Accrual Notes bear interest at a rate of 12 3/4% per annum, however no interest will be paid thereon prior to May 15, 2003. Until November 15, 2002, interest will accrue and be compounded semi-annually on each May 15 and November 15, commencing May 15, 1998, but will not be payable in cash. From and after November 15, 2002, interest on the principal amount and the final accumulated interest amount of the Accrual Notes will be payable semi-annually. The Accrual Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2002. In addition, at any time prior to November 15, 2000, up to 33 1/3% of the aggregate principal amount of the Accrual Notes may be redeemed by the Company from the proceeds of one or more sales of its capital stock (other than redeemable stock); provided that after any such redemption at least $83.3 million aggregate principal amount of Notes remains outstanding. The Company intends to use the net proceeds from such offerings, aggregating approximately $211.2 million, to fund the expansion of its infrastructure, the expansion of its products and service offerings and for working capital and general corporate purposes.

ITEM 2.  PROPERTIES.

         The Company owns a building comprising 60,000 square feet in Vancouver, Washington. The Company leases space containing its principal executive offices at 4001 Main Street, Vancouver, Washington 98663. Its telephone number at that address is (360) 906-7100.

         The Company leases offices elsewhere in the United States, in Vancouver, British Columbia and in Japan, pursuant to leases which expire on various dates through December 31, 2007. The Company's current aggregate annual rental expense is approximately $4.6 million. The Company is negotiating leases for spaces in California and Washington for an aggregate additional cost expected to be approximately $112,000 per year.

ITEM 3.  LEGAL PROCEEDINGS.

         On August 24, 1995, Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively, "Aerotel") commenced an action against NACT and a customer of NACT in the United States District Court, Southern District of New York, alleging that telephone systems manufactured and sold by NACT incorporating prepaid debit card features infringe upon Aerotel's patent which was issued in November 1987 (the "Aerotel Patent"). The initial complaint further alleged defamation and unfair competition as a result of a Special Report disseminated by NACT to its customers and tortious interference with prospective business relations, alleging that NACT induced third parties to abandon licensing negotiations with Aerotel. Aerotel sought injunctive relief, damages in an unspecified amount, damages of up to three times the damages found for willful infringement of the Aerotel Patent and an order requiring NACT to publish a written apology to Aerotel. NACT filed an answer and Counterclaim in which it denied infringement of the Aerotel Patent and sought judgment that the Aerotel Patent is invalid and unenforceable and that Aerotel has misused its patent in violation of antitrust laws. NACT also denied that it had committed defamation, unfair competition or tortious interference with prospective business relations. On May 3, 1996, NACT served its motion for summary judgment. The Court has indicated it will deny such motion, although the actual ruling has not yet been received. In August 1997, Aerotel amended its complaint to include as defendants the Company and GST USA, Inc. ("GST USA") as well as Kyle Love, the former President of NACT and Dr. Thomas E. Sawyer, a director of the Company and NACT and the former Chairman and Chief Executive Officer of NACT. The amended pleadings seek in excess of $18.7 million in damages and allege that the Company and GST USA have infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted, alleged tortious conduct by NACT. The Company, GST USA, Dr. Sawyer and Mr. Love have served answers denying all material allegations and intend to defend vigorously. Pretrial discovery has commenced and is scheduled to be completed in 1998. The case is not expected to be tried until late 1998 at the earliest. NACT's patent counsel believes that NACT has valid defenses to the Aerotel claims. If upheld, these defenses would also be valid for all defendants. An unfavorable decision in this action could have a material adverse effect on the Company.

         On July 5, 1994, the Tucson City Council (the "Council") awarded GST Tucson a non-exclusive fiber optic communication license that permits GST Tucson, for a period of 25 years, to conduct, maintain and operate in and across designated portions of city-owned rights-of-way. On June 12, 1995, the Council approved the City of Tucson Competitive Telecommunications Code (the "Tucson Code"), which was subsequently amended on July 10, 1995. The Tucson Code now provides, among other things, (i) that the City of Tucson grant licenses for a period of 15 years, (ii) for an increase from 2% to 5 1/2% of gross revenues to be paid by licensees and (iii) for cancellation of a license in certain events. The Council subsequently refused to permit GST Tucson to modify the route plans previously approved in order to construct connections between its customers and the network, asserting that GST Tucson's existing license does not permit such action and requiring GST Tucson to receive an amended license under the Tucson Code to modify its route plans. After trying to negotiate a settlement with the City of Tucson with respect to its license, GST Tucson commenced an action in the Superior Court of Arizona, County of Pima, against the City of Tucson. The Court ruled in favor of the City that the City Engineer does not have the authority to grant modifications from the route map, that such route modifications must be approved by the Council and that the City could condition GST Tucson's application for a franchise for intrastate service on a relinquishment of GST Tucson's existing license. GST Tucson appealed the Superior Court's rulings and subsequently filed a petition for review in the Arizona Supreme Court. On May 13, 1996, GST Tucson instituted an action in the United States District Court for the District of Arizona against the City of Tucson seeking a declaratory judgment and injunctive relief arising out of the City of Tucson's failure to manage its public rights-of-way in a competitively neutral and nondiscriminatory manner in violation of the Telecommunications Act. The Court dismissed GST Tucson's action. GST Tucson filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on January 16, 1997. On August 5, 1997, the Tucson City Council approved a settlement agreement that resolves the Superior Court action. Under the terms of the settlement agreement, GST Tucson has agreed to pay the City the annual license fee called for by the Tucson Code that amounts to 5 1/2% of gross revenues, and the City has permitted GST Tucson to modify its current route map and to serve customers throughout the City limits. While dismissing the pending state court appeal, the parties agreed to allow the United States Court of Appeals for the Ninth Circuit to decide the pending legal issue relating to whether companies like GST Tucson enjoy a private right of action to assert right-of-way claims under Section 253(c) of the Telecommunications Act in the United States District Courts.

         On or about February 25, 1997, U S WEST filed a declaratory judgment action against members of the ACC, the ACC, ACSI, Brooks and the Company in the United States District Court in Arizona. The Company understands that one or more substantially similar lawsuits have been filed against other CLECs, including MFS, Sprint, MCI and AT&T. U S WEST alleges that the ACC has entered into an interconnection order that unlawfully requires U S WEST to resell services below cost, imposes resale restrictions and denies U S WEST recovery for construction and implementation costs, unlawfully treats the cost recovery of access revenues for interim number portability, requires U S WEST to obtain additional rights of way or build additional facilities solely to provide access to the Company, and amounts to a taking of U S WEST's property without just compensation. U S WEST seeks a declaratory judgment stating that the ACC has violated the Telecommunications Act and that the ACC has taken U S WEST's property without providing just compensation. U S WEST also seeks an injunction prohibiting all defendants, including the Company, from taking any action to enforce any of the order's allegedly unlawful provisions. The Company's time to answer or move against the complaint has been extended indefinitely by U S WEST, pending a decision with respect to a motion filed by MFS to dismiss the complaint. Should U S WEST prevail in its suit, it could have an adverse impact on the Company's operations in Arizona.

         On or about April 8, 1997, U S WEST filed a state court proceeding against the ACC, individual members of the ACC, and GST Net (AZ), which holds a CCN to provide local exchange service in Arizona. In its complaint appealing the ACC's February 6, 1997 decision and order granting GST Net (AZ) its CCN, U S WEST alleges that the ACC's action violates certain requirements of the Arizona Constitution relating to rate of return regulation, carrier of last resort obligations, and equal protection. The appeal seeks to subject GST Net (AZ) and U S WEST to identical forms of regulation, treating both carriers as either traditional monopoly carriers or as co-equal competitive companies. GST Net (AZ) answered U S WEST's complaint on August 6, 1997, alleging, among other things, that U S WEST's complaint is preempted by the Telecommunications Act. Should U S WEST prevail in its appeal, it could have an adverse impact on the Company's operations in Arizona; however, the magnitude thereof is uncertain at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Shares, without par value, are traded on the American Stock Exchange (the "AMEX") (ticker symbol: GST) and on the Toronto Stock Exchange (the "TSE") and the Vancouver Stock Exchange (the "VSE") (ticker symbol: GTE.U).

         The Common Shares have been listed on the AMEX since March 11, 1994 and trade under the symbol "GST," and have been listed on the TSE since August 26, 1997 and on the VSE since February 28, 1991 and trade under the symbol "GTE.U."

         The following table sets forth, for two most recent fiscal years, the high and low closing prices of the Common Shares as reported on the AMEX and the TSE.

                                                           AMEX                             TSE(1)
                                                  --------------------         ---------------------------

                                                       HIGH             LOW             HIGH              LOW
                                                       ----             ---             ----              ---

CALENDAR YEAR 1995

    Fourth Quarter................................  $7 3/16            $5 9/16            --               --

CALENDAR YEAR 1996

    First Quarter.................................   8 11/16           5 15/16            --               --
    Second Quarter................................   5 1/4             8 1/8              --               --
    Third Quarter.................................  13 1/2             9 1/4              --               --
    Fourth Quarter................................  11 1/4             7 3/4              --               --

CALENDAR YEAR 1997

    First Quarter.................................  10 3/8             7 3/8              --               --
    Second Quarter................................  10 7/16            6 1/2              --               --
    Third Quarter.................................  13 11/16           9 11/16          $13.95           $10.00
    Fourth Quarter (through December 22)..........  17                11 7/16            17.40            11.00

--------------------------------------
(1) The Common Shares have been listed on the TSE since August 26, 1997.

DIVIDENDS

         The Company has never declared or paid any dividends on the Common Shares and does not presently intend to pay dividends on the Common Shares in the foreseeable future. The Company's Board of Directors intends to retain future earnings, if any, to finance the development and expansion of its business. Future declaration and payment of dividends, if any, will be determined in light of the then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing arrangements and other factors deemed relevant by the Board of Directors. The Company's ability to declare or pay cash dividends, if any, will be dependent upon the ability of the Company's subsidiaries to declare and pay dividends or otherwise transfer funds to the Company, because the Company conducts its operations entirely through subsidiaries. Pursuant to credit agreements under the Tomen Facility, the Company's subsidiaries that own and operate the Southern California, Tucson, Albuquerque and Hawaiian networks may not pay any dividends or make any distributions on their capital stock to their shareholder, GST Telecom. Subsequent network financings under the Tomen Facility are expected to include similar prohibitions. In addition, indentures (the "Indentures") relating to the 13 7/8%

Senior Discount Notes due 2005 (the "Senior Notes") of GST USA, the 13 7/8% Convertible Senior Subordinated Discount Notes due 2005 of the Company (the "Convertible Notes" and together with the Senior Notes, the "1995 Notes"), the 13 1/4% Senior Secured Notes due 2007 (the "Secured Notes") of GST Equipment Funding, Inc., a wholly owned subsidiary of GST USA ("GST Funding") and the 12 3/4% Senior Subordinated Accrual Notes due 2007 of the Company (the "Accrual Notes") limit, and, for the foreseeable future, effectively prohibit, the ability of the Company to declare or pay cash dividends.

NUMBER OF SHAREHOLDERS

         As of December 23, 1997, there were 256 holders of record of the Company's Common Shares. The Company believes that there are in excess of 3,500 beneficial owners of the Company's Common Shares additional to such holders of record.

RECENT SALES OF UNREGISTERED SECURITIES

         On September 19, 1997, the Company issued an aggregate of 29,160 Common Shares to four individuals as an installment payment in consideration for the Company's acquisition in September 1996 of Tri-Star Residential Communications Corp.

         On September 30, 1997, the Company issued an aggregate of 130,828 Common Shares and Warrants to purchase an aggregate of an additional 75,000 Common Shares to Tomen for a purchase price of $1,375,000 in connection with a financing under the Tomen Facility.

         There were no underwriters involved in any of the foregoing issuances of equity securities and such issuances were exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                              THIRTEEN
                                                               MONTHS                            YEAR ENDED
                                           YEAR ENDED           ENDED                           SEPTEMBER 30,
                                           AUGUST 31,       SEPTEMBER 30,          ----------------------------------------
                                              1993             1994(1)             1995              1996              1997
                                           ----------       -------------          ----              ----              ----

                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:
Revenues:

         Telecommunications services..           $  --           $   112           $ 11,118          $ 31,726          $ 82,593
         Telecommunications products..              --             5,889              7,563             9,573            23,374
                                                 -----           -------            -------           -------           -------
                  Total revenues......              --             6,001             18,681            41,299           105,967
Operating loss........................            (418)           (1,337)           (11,631)          (42,597)          (86,543)
Other expenses (income):
         Interest income..............             (35)             (254)              (303)           (5,549)           (7,026)
         Interest expense(2)..........              --                27                838            21,224            37,665
         Other, net...................             439             1,877              1,347             2,360           (5,359)
Income tax expense....................              --               502(3)             166(3)            157               903
                                                ------            ------             ------            ------            ------
Net loss(4)...........................          $ (822)          $(3,491)          $(11,315)         $(60,378)        $(113,338)
                                               =======          ========          =========         =========        ==========
Net loss per Common Share.............          $ (.22)            $(.35)             $(.82)           $(3.18)            $(4.59)
                                                ======            ======             ======           =======            =======
Weighted average number of Common
         Shares outstanding...........           3,821             9,879             13,781            18,988            24,703
Ratio of earnings to fixed charges....              --                --                 --                --                --
OTHER DATA:
Capital expenditures..................            $  4           $ 1,486           $ 33,922          $ 97,561          $225,743
EBITDA(5).............................            (418)             (779)            (8,807)          (33,936)          (51,881)
BALANCE SHEET DATA (AT END OF PERIOD):
Cash, cash equivalents and investments         $ 4,746           $ 5,062            $ 6,895           $66,519           $59,184
Restricted cash and investments.......              --                --                 --            16,000           171,750
Property and equipment................               4             4,805             39,583           134,714           385,252
Accumulated depreciation..............              --               221              1,550             7,139          (20,738)
Investment in joint ventures(6).......           4,616             3,552              2,859             1,364                --
Total assets..........................           9,398            26,769             73,125           301,701           728,405
Current portion of long-term debt and
         capital lease obligations....              --                --                959             5,554            10,656
Long term debt and capital lease                    --                --             19,746           234,127           628,043
         obligations (excluding current
         portion).....................
Redeemable Preferred Shares...........              --                --                 --                --            51,756
Common Shares and commitment to issue
         Common Shares(7).............          10,511            25,075             51,660            98,101           149,880
Accumulated deficit...................         (1,149)           (4,640)           (15,955)          (76,333)         (189,671)
Shareholders' equity (deficit)........           9,362            20,435             35,705            21,768          (39,791)


                                            (FOOTNOTES APPEAR ON FOLLOWING PAGE)

------------------------------------
(1) The Company changed its fiscal year end to September 30, effective in 1994. As a result, amounts reported for the thirteen months ended September 30, 1994 ("Fiscal 1994") are for the 13 months ended September 30, 1994. Results for Fiscal 1994 include the acquisition of 60% of GST Telecom, the Company's subsidiary that owned and operated each of the Company's networks, and, at various times during Fiscal 1994, an aggregate of 80% of NACT.

(2) Excludes capitalized interest of $.3 million for the fiscal year ended September 30, 1995 ("Fiscal 1995"), $2.3 million for the fiscal year ended September 30, 1996 ("Fiscal 1996") and $15.2 million for the fiscal year ended September 30, 1997 ("Fiscal 1997"). During the construction of the Company's networks, the interest costs related to construction expenditures are considered to be assets qualifying for interest capitalization under FASB Statement No. 34 "Capitalization of Interest Cost."

(3) During Fiscal 1994 and the first eight months of Fiscal 1995, the Company owned less than 80% of GST Telecom and was therefore unable to deduct for tax purposes the losses incurred by GST Telecom.

(4) Includes minority interest in (income) loss of subsidiaries of (i) $(2,000) for Fiscal 1994, (ii) $2.4 million for Fiscal 1995, (iii) $.4 million for Fiscal 1996 and (iv) $(.6) million Fiscal 1997.

(5) EBITDA consists of loss before interest, income taxes, depreciation and amortization, other income and non-cash expense. EBITDA is provided because it is a measure commonly used in the industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the periods indicated. See the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report.

(6) Represents principally the Company's then 50% ownership interest in Phoenix Fiber Access, Inc. ("Phoenix Fiber"), the owner and operator of the Phoenix network. The Company acquired the remaining 50% interest in Phoenix Fiber effective as of October 1, 1996.

(7) At September 30, 1997, the Company was committed to issue the following: (i) 221,838 Common Shares to the former shareholders of TotalNet in October 1997 and (ii) a number of Common Shares with a market value of $.9 million, based on the then market value of the Common Shares and payable at various times in the fiscal year ending December 31, 1998 ("Fiscal 1998") to the former shareholders of Tri-Star.

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

OVERVIEW

         The Company provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental United States and Hawaii. The Company's digital networks currently serve 39 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas and Washington. In addition, the Company has networks under construction which, when completed, will serve three additional markets and expand its regional footprint to Oregon. The Company also constructs, markets and manages longhaul fiber optic facilities, principally in Arizona, California and Hawaii. The Company's longhaul fiber optic facilities currently extend approximately 600 route miles and an additional 1,100 route miles are expected to become operational over the next 12 months. The Company's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include long distance, Internet, data transmission, and private line services, and local dial tone services, which were recently introduced.

         The Company has invested significant capital and effort in developing its telecommunications business. This capital has been invested in the development of the Company's networks and longhaul fiber optic facilities, for the hiring and development of an experienced management team, the development and installation of operating systems, the introduction of services, marketing and sales efforts and for acquisitions. The Company expects to make increasing capital expenditures to expand its networks and longhaul fiber optic facilities and broaden its service offerings and may consummate additional acquisitions. Proper management of the Company's growth will require the Company to maintain quality control over its services and to expand the Company's internal management, technical and accounting systems, all of which will require substantial investment.

         Effective in 1994, the Company changed its fiscal year end to September 30th, in order to conform more closely to the reporting periods of its subsidiaries. The Company is changing its fiscal year to December 31st in order to align financial reporting with regulatory reporting and to the reporting of others in the Company's industry sector. The Company will provide to investors audited financial information for the three month transition period ending December 31, 1997 and for the subsequent 12-month periods ending December 31st. As a result of the limited revenues and significant expenses associated with the expansion and development of its networks and services, the Company's operating results could vary significantly from period to period.

         LOCAL SERVICES. To facilitate its entry into local services, the Company has in service five high capacity digital switches, has installed and is currently testing seven additional high capacity digital switches and is planning to deploy an additional two such switches through early 1998. As demand warrants, the Company plans to continue to install switching equipment in its operational networks, in markets where it is constructing networks and in certain other cities where the Company will rely on ILEC facilities for transmission. Once a switch is operational, where regulatory conditions permit, the Company intends to offer local dial tone, in addition to enhanced services such as ISDN, Centrex, voice mail and other custom calling features.

         The Company expects negative EBITDA from its switched services during the 24 to 36 month period after a switch is deployed. For switches operating in conjunction with the Company's networks, the Company expects operating margins to improve as the network is expanded and larger volumes of traffic are carried on the Company's network. For switches operating in cities where the Company will rely on ILEC facilities for transmission, the Company will experience lower or negative operating margins under current ILEC pricing tariffs. Although under the Telecommunications Act the ILECs will be required to unbundle local tariffs, permitting the Company to purchase only the origination and termination services it needs, thereby decreasing operating expenses, there can be no assurance that such unbundling will be effected in a timely manner and result in prices favorable to the Company.

         LONG DISTANCE SERVICES. The Company offers basic and enhanced long distance services, such as toll free, calling card, prepaid calling card and international call back services, targeting primarily business customers purchasing between $200 and $15,000 of services per month as well as resellers and other carriers. As part of its strategy, the Company has acquired a number of long distance carriers and intends to continue to pursue acquisitions of long distance carriers in the future. The Company purchases long distance capacity under agreements with certain major long distance carriers that provide the Company capacity at rates that vary with the monthly traffic generated by the Company. The Company is obligated to satisfy certain minimum monthly usage requirements of an aggregate of $1.6 million per month as of October 1, 1997, increasing to a maximum of $6.1 million per month over the next three years. If such requirements are not satisfied, the Company may be required to pay an underutilization fee in addition to its monthly bill.

         INTERNET SERVICES. The Company presently offers Internet-related services in most of its markets, such as dedicated Internet services, Web site development and hosting, provides access and upstream transport for local ISPs, EDI and electronic commerce services and is in the process of developing various Internet software applications. The Company also offers dial-up Internet services to customers in Portland (Oregon), Vancouver (Washington), the State of Hawaii and select markets in California and intends to begin offering such services in the Los Angeles, San Francisco and Houston metropolitan areas in 1998.

Management believes that these services will become an important component of the Company's overall product offerings and intends to continue to expand its Internet access and service business to other markets.

         DATA SERVICES. The Company offers national and international frame relay services on its own frame relay network and through interconnection agreements with other data service providers. Under these agreements, the Company and such data service providers have agreed to link their data networks and terminate one another's traffic. The Company has deployed Cascade Communications frame relay switches in 21 markets in the western United States. Such switches can provide both frame relay and Internet services.

         The Company is leveraging its infrastructure and network experience to offer data networking services such as ATM, high speed LAN connectivity, video conferencing, multimedia networking, frame relay and high capacity access to the Internet. The Company has one ATM switch commercially operational in each of Los Angeles and Ontario, California.

         NETWORK OPERATIONS. The development, construction and expansion of the Company's networks requires significant capital, a large portion of which is invested before any revenue is generated. The Company has experienced, and expects to continue to experience, increasing negative EBITDA and losses while it expands its network operations and builds its customer base. None of the Company's existing networks is generating EBITDA. Based on its experience to date and that of its competitors, the Company estimates that a new network will generate EBITDA within 30 to 36 months after commencement of commercial operations. Construction periods and operating results will vary from network to network. There can be no assurance that the Company will be able to establish a sufficient revenue-generating customer base or achieve EBITDA in any particular market or on a consolidated basis.

         Management estimates that the total costs associated with the purchase and installation of fiber optic cable and high-speed electronic transmission equipment, including capitalized engineering costs, will range from $10.0 million to $25.0 million per network, depending upon the size of the market served and the scope and complexity of the network. Actual costs may vary significantly from this range. The amounts and timing of these expenditures are subject to a variety of factors that may vary significantly by the geographic and demographic characteristics of each market. In addition to capital expenditure requirements, upon commencement of the construction phase of a network, the Company begins to incur direct operating costs for such items as salaries and rent. As network construction progresses, the Company incurs rights-of-way costs and increased sales and marketing expenses. Certain direct preoperating costs for new networks are capitalized until the network becomes operational and are thereafter expensed as incurred.

         The initial development of a network may take as long as six months, depending upon the size and complexity of the network and a variety of factors, including the time required to obtain rights-of-way and other governmental approvals, such as franchise agreements. Once actual construction commences, it may take from two to six months to complete the initial backbone segment of a network. The time required during the construction phase is significantly influenced by the number of route miles involved, the mix of aerial versus underground fiber deployment, possible delays in receiving fiber optic cable, electronic equipment and required permits and other factors.

         MANUFACTURING. In September 1993, the Company purchased a 52% interest in NACT, which produces advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. During Fiscal 1994, the Company acquired in a series of transactions an additional 28% interest in NACT. The aggregate consideration paid for the Company's 80% interest in NACT was $5.8 million, consisting of $3.2 million in cash and 451,536 Common Shares. On January 5, 1995, the Company purchased the remaining 20% interest in NACT for consideration consisting of $.9 million in cash and notes payable and 504,747 Common Shares (valued at $2.2 million). In the third quarter of Fiscal 1996, NACT introduced the STX, the first of a new generation of switches. In the NACT Offering, the Company and NACT sold one million and two million shares, respectively, of NACT's common stock, resulting in gross proceeds to the Company and NACT of $10.0 million and $20.0 million, respectively. As a result of the NACT Offering, the Company's interest in NACT has been reduced to approximately 63%. On September 30, 1997, the Company announced that it had retained Hambrecht & Quist LLC to explore alternatives for monetizing its 63% interest in NACT, including a potential sale of some or all of its shares of NACT's capital stock to one or more strategic investors.

         In May 1997, the Company acquired Action Telcom, a facilities-based telecommunications company located in Abilene, Texas that operates its own network and switching equipment, originating and terminating its own traffic principally in Texas. Action Telcom manufactures the Network Analysis Management System ("NAMS"), a UNIX based software and hardware platform that provides automated real-time billing record collection, fraud protection and network design.

         The Company has entered into a 12-year reseller agreement with Magnacom, a company 99% owned by PNI, which is in turn controlled by John Warta, the Company's Chairman of the Board and Chief Executive Officer, pursuant to which the Company has paid Magnacom approximately $14.0 million as prepayments for future PCS services. The Company has been granted a conditional option to acquire up to PNI's entire interest in Magnacom, subject to compliance with FCC regulations.

         Magnacom is currently negotiating with a telecommunications equipment vendor to provide equipment and other financing and to invest in Magnacom. The terms of any such transaction may include the issuance by the Company to such vendor of a warrant to purchase up to 4% of the then outstanding Common Shares. If such warrant is issued, the Company will record a one-time noncash charge in an amount equal to the value of the warrant. Although there can be no assurance, the Company believes that the value of such a warrant could be between $3.0 million and $4.0 million, depending on the terms of the warrant.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

         REVENUES. Total revenue for Fiscal 1997 increased $64.7 million, or 156.6%, to $106.0 million from $41.3 million for Fiscal 1996. Telecommunications services revenue for Fiscal 1997 increased $50.9 million, or 160.3%, to $82.6 million from $31.7 million for Fiscal 1996. The increase in telecommunications services revenue resulted from the inclusion of a full year of revenue from strategic acquisitions, including GST Call America and TotalNet, as well as increased CLEC service revenue generated by the Company's networks. To a lesser extent, the increase in telecommunications services revenue resulted from increased Internet, shared tenant and data services. Product revenue for Fiscal 1997 increased $13.8 million, or 144.2%, to $23.4 million from $9.6 million for Fiscal 1996. The increase in product revenue resulted primarily from the introduction in April 1996 of NACT's STX switch and subsequent increased unit sales. To a lesser extent the increase in product revenue is due to the inclusion of Action Telcom's sales of network management and fraud protection systems which was acquired May 31, 1997.

         OPERATING EXPENSES. Total operating expenses for Fiscal 1997 increased $108.6 million, or 129.5%, to $192.5 million from $83.9 million for Fiscal 1996. Network expenses, which include direct local and long distance circuit costs, increased $39.7 million, or 149.2%, to $66.3 million, or 80.2% of telecommunications services revenue for Fiscal 1997 compared to $26.6 million, or 83.8% of telecommunications services revenue for Fiscal 1996. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for the Company's networks) for Fiscal 1997 increased $2.0 million, or 19.3%, to $12.3 million, or 14.9% of telecommunications services revenue, compared to $10.3 million, or 32.5% of telecommunications services revenue, for Fiscal 1996. The primary reason for the increase in network expenses as a percent of telecommunications services revenue and the decrease in facilities administration and maintenance expenses as a percent of telecommunications services revenue was the inclusion of revenue from 1996 strategic acquisitions, a significant portion of which was generated off-net.

         Cost of product revenue, which includes the costs associated with product revenue of NACT and Action Telcom, increased $4.0 million, or 101.1%, to $8.0 million for Fiscal 1997 from $4.0 for Fiscal 1996. Cost of product revenue was 34.2% of product revenue for Fiscal 1997 compared to 41.5% for Fiscal 1996. The decrease in cost of product revenue as a percentage of product revenue resulted primarily from economies of scale related to increased unit sales of NACT's STX switch. Research and development costs for Fiscal 1997 increased $1.0 million, or 71.3%, to $2.3 million from $1.3 million for Fiscal 1996. The increase was due to the addition of NACT personnel to enhance the current switch product line and to facilitate the development of new switching products and applications.

         Selling, general and administrative expenses for Fiscal 1997 increased $46.1 million, or 138.2%, to $79.5 million from $33.4 million for Fiscal 1996. The increase is due to the expansion of the Company's CLEC and enhanced services operations, the acquisition of four companies from September 1996 to May 1997 and the hiring of a significant number of marketing, management information and sales personnel to implement the Company's integrated services strategy. In addition, the increase in selling, general and administrative expense was partially attributable to a one-time $7.4 million non-cash charge recorded in Fiscal 1997 when 750,000 Common Shares were released from escrow upon the resolution of a contingency. Selling, general and administrative expenses were 75.0% of total revenue for Fiscal 1997 compared to 80.8% of total revenue for Fiscal 1996.

         Depreciation and amortization for Fiscal 1997 increased $15.9 million, or 191.1%, to $24.2 million from $8.3 million for Fiscal 1996. The increase was attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to the Company's acquisitions. The Company expects that depreciation will continue to increase as it expands its networks and long haul fiber optic facilities and installs additional switches. Depreciation and amortization was 22.8% of total revenue for Fiscal 1997 compared to 20.1% for Fiscal 1996.

         OTHER EXPENSES/INCOME. For Fiscal 1997, net other expenses increased $9.0 million, or 50.7%, to $26.8 million, or 25.3% of total revenue, from $17.8 million, or 43.1% of total revenue, for Fiscal 1996. Fiscal 1997 net other expenses included a $7.4 million gain recognized on the sale of one million of the Company's shares of NACT in February 1997. If the gain had been excluded, other expenses for Fiscal 1997 would have increased $16.4 million over Fiscal 1996. Such increase primarily resulted from increased interest expense due to the issuance of the 1995 Notes in December 1995 and the issuance of the Secured Notes in May 1997. The Company expects that interest expense will increase due to the issuance and sale of the Secured Notes and the Accrual Notes. To a lesser extent, other expenses increased due to income tax expense attributable to income of NACT, which as of March 1, 1997 is no longer consolidated for tax purposes.

FISCAL 1996 COMPARED TO FISCAL 1995

         REVENUES. Total revenues for Fiscal 1996 increased $22.6 million, or 121.0%, to $41.3 million from $18.7 million for Fiscal 1995. Telecommunications services revenues for Fiscal 1996 increased $20.6 million, or 185%, to $31.7 million from $11.1 million for Fiscal 1995. The increase in telecommunications services revenues resulted from the continuing growth of long distance (including revenues associated with Fiscal 1995 and 1996 acquisitions), local, Internet and data services. Acquisitions (primarily the acquisition of ITG but also the acquisitions of GST Call America and the businesses of Hawaii On Line and Texas-Ohio) accounted for $15.1 million of the increase in such revenues. Telecommunications products revenues for Fiscal 1996 increased $2.0 million, or 26.6%, over Fiscal 1995. The increase in telecommunications products revenues resulted from the introduction by NACT of the STX product line in the third quarter of Fiscal 1996.

         OPERATING EXPENSES. Total operating expenses for Fiscal 1996 increased $53.6 million, or 176.8%, to $83.9 million from $30.3 million for Fiscal 1995. Network expenses, which include direct local and long distance circuit costs, increased $16.5 million to $26.6 million from $10.1 million for Fiscal 1995, due to an expanded customer base and increased usage. As a percentage of telecommunications services revenues, network expenses decreased from 90.9% for Fiscal 1995 to 83.8% for Fiscal 1996. Facilities administration and maintenance expenses for Fiscal 1996 increased $8.2 million to $10.3 million from $2.1 million for Fiscal 1995. As a percentage of telecommunications services revenues, facilities administration and maintenance expenses increased from 18.9% for Fiscal 1995 to 32.5% for Fiscal 1996. The increase related to additional personnel and facility costs required by continuing network expansion, a substantial portion of which are incurred before the realization of revenues.

         Cost of product revenues at NACT for Fiscal 1996 increased $.9 million to $4.0 million from $3.1 million for Fiscal 1995. As a percentage of telecommunications products revenues for Fiscal 1996, cost of product revenues increased nominally as compared to Fiscal 1995 due to initial lower margins resulting from the discontinuance of NACT's former switch product line as it began to offer the new STX to existing customers. Research and development costs increased nominally for Fiscal 1996 relative to Fiscal 1995 as the Company moved to more rapidly develop an improved billing system product and to maintain ongoing research and development of the Company's existing hardware and software product lines.

         Selling, general and administrative expenses increased $22.0 million, or 193.5%, to $33.4 million from $11.4 million for Fiscal 1995. The increase was due to the expansion of the Company's CLEC and enhanced services operations, and to a lesser extent, the acquisitions during Fiscal 1996 of GST Call America and Tri-Star and the businesses of Hawaii On Line and Texas-Ohio. The implementation of the Company's integrated services strategy has resulted in additional marketing, management information and sales staff.

         Depreciation and amortization for Fiscal 1996 increased $5.9 million to $8.3 million from $2.4 million for Fiscal 1995 due to increased depreciation resulting from newly constructed networks becoming operational. To a lesser extent, the increase in depreciation and amortization was also due to increased amortization of intangible assets resulting from acquisitions.

         OTHER EXPENSES. Other expenses for Fiscal 1996 increased $16.1 million to $18.0 million from $1.9 million for Fiscal 1995. The increase was principally the result of additional interest expense associated with the 1995 Notes, offset by interest income resulting from the investment of the proceeds of the sale of the 1995 Notes (the "1995 Notes Offering").

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating and net losses as a result of the development and operation of its networks. The Company expects that such losses will continue to increase as the Company emphasizes the development, construction and expansion of its networks and builds its customer base. Cash provided by operations will not be sufficient to fund the expansion of its networks, longhaul fiber optic facilities and services.

         At September 30, 1997, the Company had cash, cash equivalents, and investments, including restricted cash and investments, of approximately $230.9 million, compared to $82.5 million at September 30, 1996. The Company's net cash used in operating and investing activities was $321.8 million, $139.0 million, $35.6 million for Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. Net cash provided by financing  activities  from  borrowings  and equity  issuances  to fund  capital expenditures,  acquisitions  and  operating  losses was $316.4  million,  $194.3 million and $37.4 million for Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

         Capital expenditures for Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $225.7 million, $97.6 million and $33.9 million, respectively. The Company estimates capital expenditures of approximately $286 million from October 1, 1997 to December 31, 1998. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

         In addition to the Company's capital expenditures in Fiscal 1996, the Company acquired the business of Texas-Ohio for a purchase price of $.6 million and the assumption of certain liabilities. All other acquisitions consummated by the Company in Fiscal 1996 (Hawaii On Line, Tri-Star, Call America and TotalNet) were in consideration of Common Shares. In the first quarter of Fiscal 1997, the Company acquired the remaining 50% interest in Phoenix Fiber owned by ICG
Telecom Group, Inc. ("ICG") in consideration of (i) the repayment to ICG at closing of approximately $2.1 million of intercompany indebtedness and the repayment, under certain circumstances, of up to an additional $2.0 million of such intercompany indebtedness and (ii) the indemnification of ICG in respect of all indebtedness of Phoenix Fiber to the Company and third parties, other than certain liabilities of Phoenix Fiber that were assumed by ICG. Prior to the acquisition of the remaining 50% interest, the Company had contributed an aggregate of $5.0 million to Phoenix Fiber. In May 1997, the Company acquired Action Telcom for 903,000 Common Shares valued at $8.2 million, and $3.9 million in cash, payable in three equal installments at closing and on the first and second anniversaries thereof. Additional Common Shares may be issued to the former shareholders of Action Telcom on such anniversaries if the then market price of the Common Shares does not exceed $10.00 per share.

         In September 1996, the Company entered into the Siemens Loan Agreement, which provides for loans by Siemens of up to an aggregate of $226.0 million to finance the purchase of Siemens equipment and certain equipment from other suppliers. At September 30, 1997, $116.0 million of such facility was available to the Company (of which $5.8 million had been provided). The Company may seek to increase the amount of such facility up to $226.0 million on an as needed basis, subject to the negotiation and execution of mutually satisfactory documentation. In December 1996, the Company entered into the NTFC Loan Agreement, which provides for $50.0 million of equipment financing to finance the purchase of equipment and products from Nortel (of which $44.6 million had been provided as of September 30, 1997).

         In October 1996, the Company completed a private placement of 2,000,000 special warrants (the "Special Warrants") at a purchase price of $11 1/8 per
Special Warrant. Each Special Warrant is exercisable for one Common Share and one-half of one underlying warrant to purchase one additional Common Share for a purchase price of $13, expiring February 1998. The Company received $20.8 million in net proceeds in conjunction with the sale of the Special Warrants.

         In February 1997, the Company consummated a private placement (the "Princes Gate Investment"), of $50.0 million of Series A Preference Shares (the "Redeemable Preferred Shares") with an affiliate of Princes Gate Investors II, L.P. ("Princes Gate"). Princes Gate is a limited partnership consisting of an affiliate of Morgan Stanley and certain private investors. The Redeemable Preferred Shares, which are convertible at any time after February 28, 2000 at an imputed price of $11 3/8 per share, will not pay dividends in cash, except to the extent cash dividends are paid on Common Shares.

In addition, the liquidation and redemption prices of the Redeemable Preferred Shares will accrete at a semi-annual rate of 11 7/8%. On February 28, 2004, and under certain circumstances, the Redeemable Preferred Shares will also be subject to mandatory conversion or redemption, provided that to the extent the Company is prohibited from paying the redemption price in cash, holders of the Redeemable Preferred Shares may elect to convert such shares into Common Shares and if such election is not made, the Company may extend the mandatory redemption date to August 28, 2007.

         In March 1997, NACT completed an initial public offering of its common stock pursuant to which the Company and NACT sold one million and two million shares, respectively, of NACT's common stock, resulting in net proceeds to the Company and NACT of approximately $9.0 million and $18.1 million, respectively.

         In May 1997, GST Equipment Funding, Inc. ("GST Funding") completed the sale (the "Secured Notes Offering") of $265.0 million principal amount of Secured Notes. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of September 30, 1997 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes and approximately $91.3 million had been used to purchase equipment, including approximately $41.5 million that had been used to refinance indebtedness of GST USA incurred to purchase equipment. The Indentures include restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by the Company, investment in certain subsidiaries, the sale of assets and the payment of dividends.

         In November 1997, the Company completed a public offering of 6,440,000 Common Shares at $12 per share and $144.0 million of Accrual Notes. The Accrual Notes accrete to a total principal value of $266.9 million in November 2002 with semi-annual cash interest payments beginning May 2003. The Company will use the net proceeds of such offering, approximately $211.2 million in the aggregate, to fund the expansion of its infrastructure, the expansion of its products and service offerings and for working capital and general corporate purposes.

         As of September 30, 1997, the Company had approximately $638.7 million of indebtedness outstanding. In addition, as of September 30, 1997, the Company had $25.0 million of availability under the Tomen Facility, $110.2 million of availability under the Siemens Loan Agreement and $5.4 million of availability under the NTFC Loan Agreement. Although the Company's liquidity was substantially improved as a result of the proceeds received from the sale of the 1995 Notes, the Secured Notes and the Accrual Notes, the Company will have significant debt service obligations. The Company will be required to make principal and interest payments of approximately $58.4 million (of which $35.1 million will be made from funds securing the Secured Notes), $65.8 million (of which $35.1 million will be made from funds securing the Secured Notes), $67.7 million (of which $17.6 million will be made from funds securing the Secured Notes), $114.7 million and $112.6 million in 1998, 1999, 2000, 2001 and 2002, respectively. However, the Company will need to refinance a substantial amount of such indebtedness. In addition, the Company anticipates that cash flow from operations will be insufficient to repay the 1995 Notes, the Secured Notes and the Accrual Notes in full and that such notes will need to be refinanced. The ability of the Company to effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of the Company. There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations.

         At September 30, 1997, the Company had cash, cash equivalents, and investments, including restricted cash and investments, of approximately $230.9 million. The Company believes that the net proceeds of the 1997 Offering, together with cash on hand (including the remaining proceeds from the Secured Notes Offering available to purchase equipment), and borrowings expected to be available under the Tomen Facility and the equipment financing agreements with Siemens and NTFC will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses through March 2000. Thereafter, the Company expects to require additional financing. In the event that the Company's plans or assumptions change or prove to be inaccurate, or its cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). The Company may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained within the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company.

INCOME TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS

         At September 30, 1997, the Company had a U.S. net operating loss carryforward of approximately $110.5 million and a Canadian net operating loss carryforward of approximately Cdn. $9.2 million. While such loss carryforwards are available to offset future taxable income of the Company, the Company does not expect to generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration. Further, the utilization of net operating loss carryforwards against future taxable income is subject to limitation if the Company experiences an "ownership change" as defined in Section 382 of the Code and the analogous provision of the Canada Act.

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Because of the Company's net loss position, both basic and dilutive net loss per share are expected to be comparable to the currently presented net loss per share. The Company expects to adopt SFAS 128 in the first quarter of Fiscal 1998 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 in Fiscal 1998.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         See page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

           AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements: see the Index to Consolidated Financial Statements.
   (2) Financial Statement Schedules: see the Index to Consolidated Financial Statements.
   (3)   Exhibits:
   3(a) Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended September 30, 1996, as amended (the "1996 Form 10-K").
   3(b)  By-Laws of the Company as amended to date, incorporated by reference to
         Exhibit 3.1 to the Company's Form S-3 (No. 333-38091) (the "Form S-3"). 4(a) Senior Notes Indenture dated as of December 19, 1995, by and among GST
         USA, Inc., the Company and United States Trust Company of New York, incorporated by reference to Exhibit 2.3 to the Company's Form 20-F for the fiscal year ended September 30, 1995 (the "1995 Form 20- F").
   4(b) Convertible Notes Indenture dated as of December 19, 1995, by and among the Company, GST USA, Inc. and United States Trust Company of New York, incorporated by reference to Exhibit 2.4 to the 1995 Form 20-F.
   4(c) Indenture dated as of May 13, 1997, by and among GST Equipment Funding, Inc., the Company, GST USA, Inc. and United States Trust Company of New York, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 1997 (the "June 1997 10- Q").
   4(d) Indenture dated as of November 19, 1997, by and between the Company and United States Trust Company of New York, incorporated by reference to
         Exhibit 4.1 to the Company's Form S-3 (No. 333-38301) (the "Debt Form S-3").
 *10(a)  1995 Stock Option Plan of the Company, as amended to date.

 *10(b)  1996 Stock Option Plan of the Company, as amended to date.
 *10(c)  1996 Employee Stock Purchase Plan of the Company.
 *10(d)  1996 Senior Executive Officer Stock Option Plan of the Company.
 *10(e)  1996 Senior Operating Officer Stock Option Plan of the Company.
  10(f) Amended and Restated Credit Agreement dated as of April 26, 1995, by and between GST Pacific Lightwave, Inc. and Tomen America Inc., incorporated by reference to Exhibit 1.2 to the 1995 Form 20-F.
  10(g) Collateral Pledge and Security Agreement dated as of May 13, 1997, by and among GST Equipment Funding, Inc., United States Trust Company of New York and the holders of the Notes as defined therein, incorporated by reference to Exhibit 10.4 to the June 1997 Form 10-Q.
  10(h) Agreement and Plan of Merger, dated September 27, 1996 (the "Merger Agreement"), by and among TotalNet Communications Inc. ("TotalNet"), GST Newco of Texas, Inc. and the Company, incorporated by reference to
         Exhibit 2.1 to the Company's Form 8-K dated October 17, 1996 (the "October Form 8-K")
  10(i) Letter dated October 17, 1996 amending the Merger Agreement among the Company, GST Newco of Texas, Inc., and TotalNet, incorporated by reference to Exhibit 2.2 to the October Form 8-K
  10(j) Amended and Restated Master Agreement dated as of May 24, 1996, by and among Tomen America Inc., the Company, GST Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and GST New Mexico Lightwave, Inc., incorporated by reference to Exhibit 10(l) to the 1996 Form 10-K.
 10(k) Amendment No. 2 to GST Telecommunications, Inc. Common Stock Purchase Agreement dated as of May 24, 1996, by and among the Company, Tomen America Inc. and Tomen Corporation, incorporated by reference to
         Exhibit 10(m) to the 1996 Form 10-K.
 10(l)   Credit  Agreement  dated as of May 24,  1996,  by and  between  GST New
         Mexico Lightwave, Inc. and TM Communications LLC, incorporated by reference to Exhibit 10(n) to the 1996 Form 10-K.
 10(m) Credit Agreement dated as of May 24, 1996, by and between GST Tucson Lightwave, Inc. and TM Communications LLC, incorporated by reference to
         Exhibit 10(o) to the 1996 Form 10-K.
 10(n) Amended and Restated Consulting Agreement dated as of September 1, 1995, by and between Sunwest Ventures, Inc. and GST USA, Inc. and GST Telecom, incorporated by reference to Exhibit 10(p) to the 1996 Form 10-K.
 10(o) Personal Services Agreement dated as of October 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Stephen Irwin, incorporated by reference to Exhibit 10(q) to the 1996 Form 10-K.
 10(p) Restated and Amended Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and John Warta, incorporated by reference to Exhibit 10(r) to the 1996 Form 10-K.
 10(q) Restated and Amended Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Robert H. Hanson, incorporated by reference to Exhibit 10(s) to the 1996 Form 10-K.
 10(r) Amended and Restated Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Clifford V. Sander, incorporated by reference to Exhibit 10(t) to the 1996 Form 10-K.
 10(s) Employment Agreement dated March 11, 1997, by and between GST USA, Inc. and Joseph Basile, Jr, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 1997 (the "March 1997 10-Q").
 10(t) Employment Agreement dated February 10, 1997, by and between GST USA, Inc. and GST Telecom Inc. and Daniel L. Trampush, incorporated by reference to Exhibit 10.2 to the March 1997 Form 10-Q.
 10(u) Reseller Agreement dated as of October 30, 1996, by and between Magnacom Wireless, L.L.C., and GST Telecom Inc., incorporated by reference to Exhibit 10(z) to the 1996 Form 10-K.
 10(v) Agreement and Plan of Merger dated as of September 26, 1996 by and among Call America Business Communications Corporation, Call America Business Communications of Fresno, Inc.,

         Call America Business Communications of Bakersfield, Inc., the shareholders of such companies, GST Newco of California, Inc., and the Company, incorporated by reference to Exhibit 10(u) to the 1996 Form 10-K.
 10(w) Agreement and Plan of Merger dated as of May 31, 1997, by and among Action Telcom Co., Britt E. Bilberry, Timothy Harding Bilberry, Paul S Bilberry, GST Action Telecom, Inc. and the Company, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated May 31, 1997.
 10(x) Equipment Loan and Security Agreement dated December 19, 1996 by and between NTFC Capital Corporation and GST Equipco, incorporated by reference to Exhibit 10(v) to the 1996 Form 10-K.
 10(y) Loan and Security Agreement dated as of September 4, 1996 by and between Siemens Stromberg-Carlson ("Siemens") and GST Switchco, Inc. ("GST Switchco"), incorporated by reference to Exhibit 10(d) to the Company's Form 10-Q for the period ended December 31, 1996 (the "December 1996 Form 10-Q").
 10(z) Unconditional Continuing Guaranty dated as of September 4, 1996 by and between Siemens and GST USA, Inc., incorporated by reference to Exhibit 10(e) to the December 1996 Form 10-Q.
 10(aa) Unconditional Limited Guaranty Agreement dated as of December 19, 1996 made by GST USA, Inc., in favor of NTFC Capital Corporation, incorporated by reference to Exhibit 10(f) to the December 1996 Form 10-Q.
 10(bb) Securities Purchase Agreement, dated as of February 28, 1997, between the Company and Ocean Horizon SRL, incorporated by reference to Exhibit
         4.1 to the Company's Form 8-K dated February 28, 1997 (the "February Form 8-K").
 10(cc) Securityholders Agreement, dated as of February 28, 1997, between the Registrant and Ocean Horizon SRL, incorporated by reference to Exhibit
         4.2 to the Company's February Form 8-K.
 10(dd) Credit Agreement dated as of September 30, 1997 by and between GST Telecom Hawaii, Inc. and TM Communications Hawaii LLC, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated September 30, 1997 (the "September 8-K").
 10(ee) Service Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc, incorporated by reference to
         Exhibit 99.2 to the September 8-K.
 10(ff) Management Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc., incorporated by reference to Exhibit 99.3 to the September 8-K.
 10(gg) Agreement dated as of September 30, 1997 by and among GST Telecom Hawaii, Inc., GST Telecom Inc. and Pacwest Network, Inc., incorporated by reference to Exhibit 99.4 to the September 8-K.
 *21     Subsidiaries of the Company.
 *23 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-3 and S-8 of the independent auditors' report included herein.
 *27     Financial Data Schedule.

-----------------------------------------------------
*        Filed herewith.

(b) Reports on Form 8-K: The Registrant filed the following Current Reports on Form 8-K during the fourth quarter of Fiscal 1997: (i) Form 8-K dated September 9, 1997, reporting under Item 8 thereof the change in its fiscal year end from September 30 to December 31; and (ii) Form 8-K dated September 30, 1997, reporting under Item 5 thereof the consummation of a $40.5 million financing with affiliates of Tomen Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 23rd day of December, 1997.

                                        GST TELECOMMUNICATIONS, INC.

                                        By: /S/ JOHN WARTA
                                            -------------------------------
                                            John Warta,
                                            Chairman of the Board

                                POWER OF ATTORNEY

         KNOW  ALL MEN BY THESE  PRESENTS,  that  each  person  whose  signature appears below constitutes and appoints John Warta, Stephen Irwin, Robert H. Hanson, Daniel Trampush and Clifford V. Sander his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.

     SIGNATURE                             TITLE                                    DATE

/S/ JOHN WARTA                    Chairman of the Board, Chief Executive         December 23, 1997
--------------------------        Officer (Principal Executive Officer) and
    (John Warta)                  Director



/S/ DANIEL L. TRAMPUSH            Senior Vice President and Chief Financial      December 23, 1997
--------------------------        Officer (Principal Financial Officer)
    (Daniel L. Trampush)



/S/ CLIFFORD V. SANDER            Senior Vice President, Treasurer and Chief     December 23, 1997
--------------------------        Accounting Officer (Principal Accounting
    (Clifford V. Sander)          Officer)



/S/ STEPHEN IRWIN                 Vice Chairman of the Board, Secretary and      December 23, 1997
--------------------------        Director
    (Stephen Irwin)


     SIGNATURE                             TITLE                                    DATE

/S/ JOSEPH A. BASILE, JR.         President, Chief Operating Officer and         December 23, 1997
--------------------------        Director
    (Joseph A. Basile, Jr.)



/S/ ROBERT H. HANSON              Director                                       December 23, 1997
--------------------------
    (Robert H. Hanson)



/S/ IAN WATSON                    Director                                       December 23, 1997
--------------------------
    (Ian Watson)



---------------------------       Director
    (W. Gordon Blankstein)



---------------------------       Director
    (Peter E. Legault)



/S/ JACK G. ARMSTRONG             Director                                       December 23, 1997
--------------------------
    (Jack G. Armstrong)


/S/  MITSUHIRO NAOE
--------------------------        Director                                       December 23, 1997
    (Mitsuhiro Naoe)



/S/ JOSEPH G. FOGG, III           Director                                       December 23, 1997
--------------------------
    (Joseph G. Fogg, III)



/S/ THOMAS E. SAWYER              Director                                       December 23, 1997
--------------------------
    (Thomas E. Sawyer)



/S/ A. ROY MEGARRY                Director                                       December 23, 1997
--------------------------
    (A. Roy Megarry)

The Company's Authorized                                                         December 23, 1997
Representative
in the United States

/S/ DANIEL L. TRAMPUSH
--------------------------
Daniel L. Trampush

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page(s)

GST TELECOMMUNICATIONS, INC.

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets at
  September 30, 1997 and 1996................................................F-3

Consolidated Statements of Operations for the
  years ended September 30, 1997, 1996
  and 1995...................................................................F-4

Consolidated Statements of
  Shareholders' (Deficit) Equity at
  September 30, 1997, 1996 and 1995..........................................F-5

Consolidated Statements of Cash Flows for the
  years ended September 30, 1997, 1996
  and 1995...................................................................F-6

Notes to Consolidated Financial Statements...................................F-8

                          GST TELECOMMUNICATIONS, INC.

                        Consolidated Financial Statements

                           September 30, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
GST Telecommunications, Inc.:

We have audited the accompanying consolidated balance sheets of GST Telecommunications, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GST Telecommunications, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of its operations and cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles in the United States.

Accounting principles generally accepted in the United States vary in certain significant respects from accounting principles generally accepted in Canada.
Application of accounting principles generally accepted in Canada would have affected results of operations and shareholders' (deficit) equity for each of the years in the three-year period ended September 30, 1997, to the extent summarized in note 11 to the consolidated financial statements.



                                          /s/ KPMG PEAT MARWICK LLP
                                          -------------------------
                                          KPMG PEAT MARWICK LLP
Portland, Oregon
November 26, 1997

                          GST TELECOMMUNICATIONS, INC.

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)

                                                                                                            SEPTEMBER 30,
                                                          ASSETS                                      1997              1996
                                                                                                      ----              -----
                                                                                                         (In U.S. Dollars)

Current assets:
     Cash and cash equivalents                                                                   $      55,862    $      61,343
     Restricted cash and investments                                                                    50,039           16,000
     Accounts receivable, net                                                                           22,373            9,472
     Investments                                                                                         3,322            5,176
     Inventory, net                                                                                      3,458            2,406
     Other current assets                                                                               12,588            6,151
                                                                                                    ----------        ---------

                                                                                                       147,642          100,548
                                                                                                    ----------        ---------

Restricted investments                                                                                 121,711               -
Property and equipment, net                                                                            364,514          127,575
Goodwill, net                                                                                           36,936           35,730
Other assets, net                                                                                       57,602           37,848
                                                                                                    ----------        ---------

                  Total assets                                                                   $     728,405    $     301,701
                                                                                                    ==========        =========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
     Accounts payable                                                                            $      21,707    $      12,443
     Accrued expenses                                                                                   42,131           26,743
     Current portion of capital lease obligations                                                        6,423              722
     Current portion of long-term debt                                                                   4,233            4,832
     Other current liabilities                                                                             607              726
                                                                                                    ----------        ---------

                                                                                                        75,101           45,466
                                                                                                    ----------        ---------

Other liabilities                                                                                        1,088              158
Capital lease obligations, less current portion                                                         15,340            1,453
Long-term debt, less current portion                                                                   612,703          232,674
Minority interest                                                                                       12,208              182

Commitments and contingencies

Redeemable preference shares:
     Authorized - 10,000,000 no par shares; 500 shares issued and outstanding at
        September 30, 1997, no shares issued or outstanding at September 30, 1996                       51,756               -

Shareholders' (deficit) equity:
     Common shares:
        Authorized - unlimited number of no par common shares; issued and outstanding -
           September 30, 1997 - 27,627,442 shares, September 30, 1996 - 21,257,697 shares              145,475           72,647
     Commitment to issue common shares:
        September 30, 1997 - 288,061 shares, September 30, 1996 - 1,988,230 shares                       4,405           25,454
     Accumulated deficit                                                                              (189,671)         (76,333)
                                                                                                    ----------        ---------

                                                                                                       (39,791)          21,768
                                                                                                    ----------        ---------

                  Total liabilities and shareholders' (deficit) equity                             $   728,405    $     301,701
                                                                                                    ==========        =========

See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                      Consolidated Statements of Operations

               (In thousands, except per share and share amounts)

                                                                                   YEARS ENDED SEPTEMBER 30,
                                                                           -------------------------------------------
                                                                           1997                1996               1995
                                                                           ----                ----               ----

                                                                                         (In U.S. Dollars)

Revenues:
     Telecommunication services                                          $   82,593      $     31,726       $     11,118
     Product                                                                 23,374             9,573              7,563
                                                                         ------------        --------        -----------

                Total revenues                                              105,967            41,299             18,681
                                                                         ----------          --------          ---------

Operating costs and expenses:
     Network expenses                                                        66,250            26,580             10,103
     Facilities administration and maintenance                               12,304            10,317              2,096
     Cost of product revenues                                                 7,990             3,974              3,096
     Selling, general and administrative                                     79,491            33,375             11,373
     Research and development                                                 2,316             1,352              1,270
     Depreciation and amortization                                           24,159             8,298              2,374
                                                                         ----------          --------          ---------

                Total operating costs and expenses                          192,510            83,896             30,312
                                                                         ----------          --------          ---------
                Loss from operations                                        (86,543)          (42,597)           (11,631)
                                                                         ----------            ------             ------

Other expenses (income):
     Interest income                                                         (7,026)           (5,549)              (303)
     Interest expense, net of amounts capitalized                            37,665            21,224                838
     Loss from joint venture and investments                                  1,482             1,521              1,187
     Other                                                                   (6,841)              839                160
                                                                          ----------           ------             -------

                                                                             25,280            18,035              1,882
                                                                         ----------          --------          ---------

                Loss before minority interest in (income)
                    loss of subsidiary and income tax                      (111,823)          (60,632)           (13,513)
                                                                            -------            ------             ------

Income tax expense:
     Current                                                                  1,802               157                 70
     Deferred                                                                  (899)                -                 96
                                                                         -----------          -------            --------

                                                                                903               157                166
                                                                         ----------          --------          ---------

                Loss before minority interest in (income)
                    loss of subsidiaries                                   (112,726)          (60,789)           (13,679)

Minority interest in (income) loss of subsidiaries                             (612)              411              2,364
                                                                         ----------          --------          ---------

                Net loss                                                 $ (113,338)     $    (60,378)      $    (11,315)
                                                                         ==========            ======          =========
Net loss per share                                                       $    (4.59)     $      (3.18)      $      (0.82)
                                                                          =========          ========          =========

Weighted average common and common
     equivalents shares outstanding                                      24,702,870        18,988,127         13,780,796

See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

            Consolidated Statements of Shareholders' (Deficit) Equity

                      (In thousands, except share amounts)

                                (In U.S. Dollars)

                                                                               Commitment to
                                                                               issue common                              Total
                                            Common Shares                      shares (note 7)                        shareholders'
                                       ---------------------------         ----------------------    Accumulated      (deficit)
                                        Shares             Amount             Shares     Amount       deficit           Equity
                                        ------             ------             ------     ------       -------           ------

Balance, September 30, 1994              11,910,650       $ 22,036          551,536     $   3,038    $  (4,640)       $ 20,434

Issuance of common stock for
     services                                34,057            150                -             -            -             150
Issuance of common stock in
     business combinations                1,719,785          8,785         (551,536)       (3,038)           -           5,747
Issuance of common stock, net             4,593,598         17,965                -             -            -          17,965
Issuance of common stock under
     option plans                           442,200          1,230                -             -            -           1,230
Commitment to issues shares for
     business combinations                       -               -          336,498         1,494            -           1,494
Net loss                                         -               -               -              -     (11,315)         (11,315)
                                         ----------       --------          -------       -------     --------        --------

Balance, September 30, 1995              18,700,290         50,166          336,498         1,494      (15,955)         35,705

Issuance of common stock for
     services                                85,627            621                -             -            -             621
Issuance of common stock in
     business combinations                1,200,873         11,097         (168,249)         (747)           -          10,350
Issuance of common stock, net             1,189,849          9,672                -             -            -           9,672
Issuance of common stock under
     option plans                            67,500           293                 -             -            -             293
Commitment to issues shares for
     business combinations                        -             -          1,819,981       24,707            -          24,707
Issuance of common stock under
     employee stock purchase plan            13,558           132                 -             -            -             132
Accrual of compensation costs for
     stock award and option plans                 -           666                 -             -            -             666
Net loss                                          -             -                 -             -      (60,378)        (60,378)
                                         ----------     ---------         ---------    ----------      --------       --------

Balance, September 30, 1996              21,257,697        72,647         1,988,230        25,454      (76,333)         21,768

Issuance of common stock for
     services                                25,000           221                 -             -            -             221
Issuance of common stock in
     business combinations                3,132,854        29,394        (1,700,169)      (21,049)           -           8,345
Issuance of common stock and
     warrants, net                        2,505,882        32,774                 -             -            -          32,774
Issuance of common stock under
        option plans                        643,016         3,309                 -             -            -           3,309
Issuance of common stock under
     employee stock purchase plan            62,993           400                 -             -            -             400
Accrual of compensation costs
     for stock award and option
     plans                                        -         9,807                 -             -            -           9,807
Accretion of redeemable
     preference shares                            -        (3,077)                -             -            -          (3,077)
Net loss                                          -             -                 -             -     (113,338)       (113,338)
                                         ----------      --------           -------    ----------     ---------       --------

Balance, September 30, 1997              27,627,442      $145,475           288,061    $    4,405    $(189,671)      $ (39,791)
                                         ==========      ========           =======    ==========    =========       ==========

See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                            Years Ended September 30,
                                                                                   -----------------------------------------
                                                                                   1997               1996              1995
                                                                                   ----               ----              ----

                                                                                               (In U.S. Dollars)

Operations:
     Net loss                                                                    $(113,338)         $(60,378)    $    (11,315)
     Adjustments to reconcile net loss to net cash used in operations:
        Minority interest in income (loss) of subsidiary                               612              (411)          (2,364)
        Depreciation and amortization                                               26,634             9,496            2,824
        Deferred income taxes                                                         (899)                -               96
        Deferred compensation                                                           -                  7              151
        Accretion of interest                                                       19,236            19,978                -
        Stock compensation and other expense                                        10,028             1,286              150
        Loss on disposal of assets                                                     679             1,012              122
        Loss on investments and joint venture                                        1,482             1,521            1,187
        Gain on sale of subsidiary shares                                           (7,376)                -                -
     Changes in non-cash operating working capital:
        Accounts receivable, net                                                   (11,284)           (1,066)          (1,549)
        Inventory                                                                     (455)           (2,019)             (13)
        Other current and other assets, net                                         (7,172)           (5,304)            (417)
        Accounts payable and accrued liabilities                                    24,970             2,387             (190)
        Other current liabilities                                                     (119)              185              262
                                                                                ----------         ----------         --------

                Cash used in operations                                            (57,002)          (33,306)         (11,056)
                                                                                ----------         ----------           ------

Investments:
     Acquisition of subsidiaries, net of cash acquired                              (1,618)           (1,441)             207
     Settlement of notes receivable                                                      -                 -            3,367
     Purchase of investments                                                        (3,247)           (9,799)             848
     Proceeds from sale of investments                                               5,176             5,493                -
     Purchase of fixed assets                                                     (222,001)          (76,192)         (27,730)
     Proceeds from sale of fixed assets                                              5,774                 8                -
     Purchase of other assets                                                      (14,058)           (7,743)          (1,829)
     Change in cash and investments restricted for the
        purchase of property and equipment                                         (61,960)          (16,000)               -
     Proceeds from the sale of subsidiary shares, net                               27,105                 -              615
                                                                                ----------         ----------        --------

                Cash used in investing activities                                 (264,829)         (105,674)         (24,522)
                                                                                   -------        -----------         --------

Financing:
     Proceeds from long-term debt                                                  353,257           196,207           19,857
     Issuance of redeemable preferred stock, net                                    48,679                 -                -
     Principal payments on long-term debt and capital leases                        (7,455)           (2,112)            (816)
     Issuance of common shares, net of issuance costs                               27,692            10,098           19,195
     Deferred debt financing costs                                                 (12,033)           (9,894)            (853)
     Purchase of restricted securities to finance interest payments                (93,790)                -                -
                                                                                ----------       -----------           ------

                Cash provided by financing activities                              316,350           194,299           37,383
                                                                                ----------        ----------         --------

                (Decrease) increase in cash and cash equivalents                    (5,481)           55,319            1,805

Cash and cash equivalents, beginning of year                                        61,343             6,024            4,219
                                                                                ----------        ----------         --------

Cash and cash equivalents, end of year                                          $   55,862        $   61,343          $ 6,024
                                                                                ==========         ==========         ========

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                                 (In thousands)

                                                                                           Years Ended September 30,
                                                                                   ------------------------------------------
                                                                                   1997               1996              1995
                                                                                   ----               ----              ----

                                                                                               (In U.S. Dollars)

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                  $       4,982      $       1,813     $        364
     Cash paid for income taxes                                                        638                  -              264

Supplemental schedule of non-cash investing and
     financing activities:
        Recorded in business combinations:
           Assets                                                                   14,148             45,477           17,081
           Liabilities                                                               4,369             11,665            7,706
           Minority interest                                                             -             (2,686)           1,797
           Commitment to issue shares                                                    -              5,613            1,494
           Common stock                                                              8,161             29,444            5,747
        Amounts in accounts payable and accrued
           liabilities for the purchase of fixed assets
           at year-end                                                              19,718             18,291            4,363
        Accretion of redeemable preferred share costs
           into common stock                                                         3,077                  -               -
        Assets acquired through capital leases                                      21,765                  -              128


See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                           September 30, 1997 and 1996

                                (In U.S. Dollars)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) DESCRIPTION OF THE COMPANY

       GST Telecommunications, Inc. (the Company) is a Canadian company in the business of providing competitive local exchange services primarily in the western United States. In addition, the Company provides a range of telecommunications services, including long distance, Internet access and data services, and produces telecommunications switching equipment and software.

       The consolidated financial statements for the years ended September 30, 1997, 1996 and 1995 have been reported in U.S. dollars, the functional currency of the Company.

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

   (d) ACCOUNTS AND NOTES RECEIVABLE

       The Company maintains a security interest in the telecommunications systems it sells until the Company is paid in full. Management provides an allowance for doubtful accounts and notes based on current customer information and historical statistics. The allowance for doubtful accounts was $3,582 and $1,264 at September 30, 1997 and 1996, respectively.


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (e) RESTRICTED CASH AND INVESTMENTS

       The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company classifies its investments, consisting of $170,675 in U.S. Treasury securities and $1,075 in certificates of deposit, as available-for-sale and held-to-maturity. Held-to-maturity investments, recorded at amortized cost, totaling $97,049 and maturing between one and three years, are restricted for interest payments. Available-for-sale investments, totaling $74,701 and maturing between one month and two years, are restricted for equipment purchases. Available-for-sale securities are recorded at amortized cost which approximates the market value of such securities at September 30, 1997.

   (f)  INVENTORY, NET

       Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value) and consists of the following:

                                                         1997            1996
                                                         ----            ----

           Raw materials                             $     1,290    $       378
           Work in process                                   499            346
           Finished and refurbished goods                  1,669          1,682
                                                       ---------      ---------

                      Inventory, net                 $     3,458    $     2,406
                                                       =========      =========

   (g) INVESTMENTS IN AFFILIATES

       The Company has an approximate 25% interest in GST Global Telecommunications, Inc. (GST Global), a publicly traded corporation on the Vancouver Stock Exchange which conducts telecommunications operations on a worldwide basis. The carrying value of this investment, which is included in other assets in the accompanying consolidated balance sheet, was $1,879 at September 30, 1997.


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (h) MINORITY INTEREST

       In March 1997, the Company's then wholly-owned subsidiary, NACT Telecommunications, Inc. (NACT), completed an initial public offering of its common stock, pursuant to which the Company and NACT sold one and two million shares, respectively, of NACT's common stock, resulting in net proceeds of approximately $9,000 and $18,100, respectively. As a result of the offering, the Company's ownership was reduced to 63%.

       Minority interest represents the non-Company owned shareholder interest in NACT's equity resulting from the 1997 offering.

   (i)  PROPERTY AND EQUIPMENT

       Property and equipment is recorded at cost and is depreciated on the straight-line basis over their estimated useful lives, which are as follows:

           Telecommunications networks                             20 years
           Electronic and related equipment                        10 years
           Leasehold improvements                                  10 years
           Furniture, office equipment and other                3 - 7 years
           Buildings                                               40 years

       Construction, engineering and overhead costs directly related to the development of the Company's networks are capitalized. The Company begins depreciating these costs when the networks become commercially operational.

   (j)  GOODWILL

       Goodwill is amortized, using the straight-line method, over periods ranging from five to twenty years. The Company assesses the carrying amount of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the goodwill to the net carrying value. Amortization charged to operations was $4,044, $1,690 and $389 for the years ended September 30, 1997, 1996 and 1995, respectively.


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (k) REVENUE RECOGNITION

       Telecommunication services revenue is recorded upon placing of calls or rendering of other related services. Product revenue is recorded upon shipment of product and is presented in the accompanying consolidated statements of operations net of product returns.

       Deferred revenue consists of monthly service contract payments received in advance, warranty payments received in advance and research and development advances and is included in other current liabilities in the accompanying consolidated balance sheets. Advance warranty payments are amortized over the length of warranty on the system sold, which is typically one year.

   (l)  LOSS PER SHARE

       Loss per share has been calculated using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period (using the treasury stock method). Common equivalent shares consist of options and warrants to purchase common stock.

  (m) ISSUANCE OF SUBSIDIARY STOCK

       Issuances of subsidiary stock are accounted for as capital transactions in the accompanying consolidated financial statements.

   (n) CONCENTRATION OF CREDIT RISK

       For purposes of segment reporting, the Company is presently operating 100% in the telecommunications industry in the United States and results of operations are derived from United States operations and substantially all assets reside in the United States. The Company is exposed to concentration of credit risk principally from accounts receivable. The Company's five largest telecommunications services customers accounted for approximately 20.8%, 46.9% and 26.8% of the Company's consolidated telecommunications services revenue for the years ended September 30, 1997, 1996 and 1995, respectively.


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

   (p) FINANCIAL INSTRUMENTS

       The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments.

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

   (q) USE OF ESTIMATES

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

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

    (r) ADVERTISING COSTS

       The Company expenses advertising costs as incurred.

    (s) NEW ACCOUNTING PRONOUNCEMENT

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of SFAS No. 128, "Earnings per Share" (SFAS 128). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board (APB) Opinion No. 15. Under SFAS 128, the Company is required to present both basic net income per share and diluted net income per share. The Company will adopt SFAS 128 in the period ended December 31, 1997 and will restate all prior earnings per share presentations to conform to the provisions of SFAS 128. Management does not expect loss per share under SFAS 128 to be materially different from currently reported loss per share under APB Opinion No. 15.

   (t)  RECLASSIFICATIONS

       Certain reclassifications have been made in the accompanying consolidated financial statements for 1996 to conform with the 1997 presentation.

(2) ACQUISITIONS

       The Company has made the acquisitions set forth below, each of which was accounted for as a purchase. The consolidated financial statements include the operating results from the effective date of acquisition.

   (a) ACTION TELECOM, CO. (ACTION)

       In the third quarter of 1997, the Company acquired 100% of the outstanding capital stock of Action, a Texas company which provides long distance and ancillary telecommunications services, and produces software used in the telecommunications industry. The Company acquired Action for consideration of 903,000 common shares valued at $8,161, $1,290 in cash and $2,580 in notes payable. The purchase agreement provides for an additional payment of up to 150,000 common shares over the next two years, contingent on future market values of the Company's common shares. Goodwill of $3,689 was recorded as a result of this acquisition.


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (b) PHOENIX FIBER ACCESS, INC.

       In the first quarter of 1997, the Company paid $2,000 in cash to acquire the remaining 50% of Phoenix Fiber Access, Inc., previously 50% owned by the Company through a joint venture with ICG Telecom Group, Inc. (ICG). In addition, the Company assumed the repayment of up to $2,000 of intercompany indebtedness, under certain circumstances, and indemnified ICG in respect of all indebtedness of Phoenix Fiber to the Company and third parties, other than certain liabilities of Phoenix Fiber that were assumed by ICG. Phoenix Fiber Access, Inc. is an Arizona company engaged in providing competitive local exchange services in the Phoenix metropolitan area.

   (c) CALL AMERICA BUSINESS COMMUNICATIONS, INC. (CALL AMERICA)

       In the fourth quarter of 1996, the Company acquired 100% of the outstanding capital stock of Call America, a California company that provides long distance and ancillary communications services. The Company acquired Call America for consideration of 1,313,505 common shares valued at $14,905. An additional 130,000 common shares have been placed in escrow and will be issued to the former owners of Call America in 1998, subject to certain indemnification clauses contained in the purchase agreement. Additionally, $533 in notes receivable due from the former owners of Call America will be forgiven if certain operating milestones are met over the next ten years. Goodwill of $10,175 was recorded as a result of this acquisition.

   (d) TOTALNET COMMUNICATIONS, INC. (TOTALNET)

       In the fourth quarter of 1996, the Company acquired 100% of the outstanding capital stock of TotalNet, a long distance service provider. The Company acquired TotalNet for consideration of 401,160 common shares valued at $4,373 and a commitment to issue 221,838 common shares valued at $3,498 in November 1997. An additional 80,232 common shares were released from escrow to the former owners of TotalNet in November 1997, subject to certain indemnification clauses contained in the purchase
       agreement.   Goodwill  of  $4,774  was  recorded  as  a  result  of  this acquisition.

   (e) GST TELECOM, INC. (GST TELECOM)

       In a series of transactions between 1994 and 1996, the Company purchased 100% of the outstanding shares of GST Telecom, which develops, constructs and operates competitive local exchange networks and other communications systems. Consideration paid for GST Telecom consisted of 2,100,000 common shares valued at $15,447, which shares were paid to Pacwest, LLC (Pacwest), an entity controlled by the Chief Executive Officer of the Company. Goodwill of $15,330 was recorded as a result of this acquisition.


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (f)  OTHERS

       In the third quarter of 1996, the Company purchased from Tomen America, Inc. the remaining 10% interest in the GST Pacific Lightwave, Inc., a GST Telecom subsidiary which operates a fiber optic competitive local exchange network in southern California. The consideration paid for this acquisition consisted of $1,250 in cash, which was recorded as goodwill.

       During 1996, the Company acquired the assets of Reservations, Inc. dba Hawaii Online (HOL), the assets of Texas-Ohio Communications, Inc. (TOC), and 100% of the outstanding capital stock of Tri-Star Residential Communications, Inc. (Tri-Star). HOL is an Internet service provider; TOC is a long distance service provider; and Tri-Star provides shared tenant services consisting of long distance, cable television and security service to tenants of multi-dwelling apartment units. Consideration paid for these acquisitions consisted of 175,333 common shares valued at $1,559, a commitment to issue approximately 66,223 common shares valued at $907 over the next year, and $719 of cash. Goodwill of $1,103 was recorded as a result of these acquisitions.

       The pro forma results shown below reflect results of operations as if the acquisitions described above occurred as of the beginning of each of the periods presented:

                                            Year                 Year
                                            ended                ended
                                        September 30,        September 30,
                                            1997                 1996
                                            ----                 ----
                                                    (Unaudited)

           Revenues                  $     115,342         $     85,323
           Net loss                       (113,271)             (67,949)
           Net loss per share                (4.48)               (3.05)

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


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(3) PROPERTY AND EQUIPMENT

                                               September 30,      September 30,
                                                   1997               1996
                                                   ----               ----

     Telecommunications networks                $   95,447         $   25,551
     Electronic and related equipment               60,050             31,547
     Leasehold improvements                          9,201              3,619
     Furniture, office equipment and other          14,643              8,746
     Buildings                                       3,366              2,134
     Construction in progress                      202,545             63,117
                                                ----------         ----------
                                                   385,252            134,714

     Less accumulated depreciation                 (20,738)            (7,139)
                                                ----------         ----------

                                                $  364,514         $  127,575
                                                ==========         ==========

       Property and equipment includes $202,545 and $63,117 of equipment which had not been placed in service at September 30, 1997 and 1996, respectively, and accordingly, is not being depreciated. During the three years ended September 30, 1997, 1996 and 1995, $15,170, $2,316 and $291
       of interest, respectively, was capitalized as part of telecommunications networks and networks in progress.

(4) ACCRUED EXPENSES

                                                September 30,     September 30,
                                                   1997              1996
                                                   ----              ----

         Fixed asset purchases                  $ 11,531         $    14,153
         Accrued acquisition costs                     -               4,213
         Carrier costs                             2,113               4,057
         Accrued interest payable                 18,076                 430
         Payroll and related liabilities           3,278               1,747
         Other                                     7,133               2,143
                                                --------         -----------

                    Total                       $ 42,131         $    26,743
                                                ========         ===========


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(5) LONG-TERM DEBT

                                                                               September 30,       September 30,
                                                                                   1997                1996
                                                                                   ----                ----

         Senior secured notes, 13.25%, due May 1, 2007                          $  265,000        $          -
         Note payable to Tomen, LIBOR plus 3% (8.8%
              at September 30, 1997)                                                69,137              31,771
         Note payable to NTFC, LIBOR plus 3.5%
              (9.3% at September 30, 1997)                                          44,634                   -
         Note payable to Siemens, LIBOR plus 4.5%
              (10.3% at September 30, 1997)                                          5,846                   -
         Senior discount notes, 13.875%, due December 15,
              2005                                                                 203,280             177,760
         Convertible senior subordinated discount notes,
              13.875%, due December 15, 2005                                        25,410              22,220
         Other                                                                       3,629               5,755
                                                                                ----------        ------------

                                                                                   616,936             237,506

              Less current portion of long-term debt                                 4,233               4,832
                                                                                ----------        ------------

                                                                                $  612,703       $     232,674
                                                                                 =========       =============

       The schedule of future principal payments on long-term debt is as follows:

           Year ended September 30:

                1998                                      $       4,233
                1999                                             14,107
                2000                                             19,185
                2001                                             21,943
                2002                                             22,001
                Thereafter                                      535,467
                                                          -------------

                                                          $     616,936
                                                          =============

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (a) SENIOR SECURED NOTES

       In the third quarter of 1997, the Company issued $265,000 in senior secured notes due May 1, 2007. The notes bear interest at a rate of 13.25% with semiannual interest payments due beginning November 1, 1997. Approximately $93,790 of the proceeds are restricted to fund the first six scheduled interest payments. The remainder of the net proceeds are restricted to the purchase and installation of telecommunications equipment. The notes are secured by the equipment purchased with the proceeds and are subject to certain debt covenants.

   (b) TOMEN AMERICA, INC. FACILITY

       In the first quarter of 1995, the Company entered into a master financing agreement with Tomen America, Inc. (Tomen). Under the agreement, Tomen will loan up to $100,000 to subsidiaries of the Company for development and construction of network projects. As of September 30, 1997, Tomen has agreed to provide a total of $74,950 in debt financing to the Company's subsidiaries for construction and operation of its fiber optic networks in Southern California, New Mexico, Arizona and Hawaii. The Tomen financing is secured by the equipment purchased with the proceeds and subject to certain debt covenants.

   (c) NTFC CAPITAL CORPORATION AGREEMENT

       In the first quarter of 1997, the Company entered into a $50,000 loan and security agreement with NTFC Capital Corporation (NTFC) to finance the purchase of certain equipment from Northern Telecom, Inc. Amounts borrowed under the agreement bear interest at LIBOR plus 3.5% and will be repaid in twenty quarterly installments beginning in January 1999. The loan is secured by the equipment purchased with the proceeds and subject to certain debt covenants.


                                                                     (Continued)
                                     F - 18

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (d) SIEMENS STROMBERG-CARLSON AGREEMENT

       In the fourth quarter of 1996, the Company entered into a loan and security agreement with Siemens Stromberg-Carlson (Siemens). Under the terms of the agreement, Siemens will loan up to $226,000 to the Company for the purchase and installation of telecommunications switching and related equipment. At September 30, 1997, $116,000 was available to the Company. Amounts borrowed under the agreement initially bear interest at LIBOR plus 4.5% and are secured by the equipment. Such interest decreases to LIBOR plus 3.5% at the time each initial loan is converted to a term loan, which conversion occurs at the first calendar quarter following the initial loan. The Company is committed to purchase a minimum of $16,500 in equipment over three years. Amounts borrowed under the agreement will be repaid in twenty-four quarterly installments beginning five quarters after the initial loan is converted to a term loan. The loan is subject to certain debt covenants.

   (e) SENIOR DISCOUNT NOTES AND CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES

       In the first quarter of 1996, the Company issued approximately $160,000 in 13.875% Senior Discount Notes (the senior notes) and $20,000 in 13.875% Convertible Senior Subordinated Discount Notes (the convertible notes) maturing on December 15, 2005 (together the Notes). The Notes were sold at a substantial discount and there will be no accrual of cash interest prior to December 15, 2000 or payment of interest until June 15, 2001. The Notes accrete to a total principal amount, due December 15, 2005, of approximately $351,500 by December 15, 2000. The senior notes will rank in right of payment with all unsubordinated indebtedness of the Company while the convertible notes will be junior to all senior Company debt.

       Each of the convertible notes is convertible at the option of the holder into common shares. The number of shares to be issued upon conversion is based on an accreted value on the conversion date divided by $7.563. In addition, all of the convertible notes may be automatically converted to common shares by the Company if the Company's common shares sustain certain market value levels for thirty consecutive trading days.

       On or after December 15, 2000, the senior and convertible notes will be redeemable at the option of the Company.

       The senior and convertible notes are subject to certain debt covenants.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(6) REDEEMABLE PREFERENCE SHARES

       The Company's Board of Directors has the authority, without any further vote or action by the Company's shareholders, to issue up to 10,000,000 Preference Shares, without par value, in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference.

       In February 1997, the Company consummated a private placement of $50,000 of 500 Redeemable Preference Shares. The Redeemable Preference Shares do not pay dividends in cash, except to the extent such dividends are paid on Common Shares. In addition, the liquidation, conversion and redemption prices of the Redeemable Preference Shares accrete semiannually at a rate of 11.875%.

       The Company is required to redeem the Redeemable Preference Shares on February 28, 2004 (the Mandatory Redemption Date) in cash at a redemption price of approximately $224 per share (the Mandatory Redemption Price); provided that to the extent the Company is prohibited from paying such redemption price in cash, the holders of Redeemable Preference Shares have the option to convert each Redeemable Preference Share into a number of Common Shares equal to the Mandatory Redemption Price divided by 95% of the then market price for Common Shares. In the event the Company is prevented from paying the redemption price for Redeemable Preference Shares in cash and any holder of Redeemable Preference Shares does not exercise such conversion option, the Company has the option of extending the Mandatory Redemption Date to August 28, 2007. The Company has the option of redeeming the Redeemable Preference Shares at any time after February 28, 2000 in cash at a redemption price per Redeemable Preference Share equal to the number of Common Shares into which such Redeemable Preference Share is then convertible multiplied by the price at which such Redeemable Preference Share would become subject to mandatory conversion.

       Redeemable Preference Shares are convertible at the option of the holders into Common Shares at any time after February 28, 2000 or earlier upon a change of control of the Company. The holders of Redeemable Preference Shares have the right to require the Company to repurchase their shares upon a change of control of the Company after February 28, 2002; prior to that time, holders have a right to convert their Redeemable Preference Shares into Common Shares upon a change of control. Further, the Redeemable Preference Shares are subject to mandatory conversion into Common Shares if the market price of Common Shares exceeds $15.925 per share (subject to adjustment) for a specified period after February 28, 2000.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(7) SHAREHOLDERS' (DEFICIT) EQUITY

   (a) COMMITMENT TO ISSUE SHARES

       Pursuant to the terms of the purchase agreements discussed in note 2, the Company is committed to issue approximately 288,061 shares valued at $4,405 at various times over the next year.

   (b) STOCK-BASED COMPENSATION

       The Company has five stock-based compensation plans, which are described below. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with SFAS 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost is generally not recognized for options awarded in the 1995 and 1996 Stock Incentive Plans, the Employee Stock Purchase Plan and fixed stock option awards under the Senior Operating and Executive Officer Stock Option Plans. Compensation cost recognized in the statements of operations for the years ended September 30, 1997 and 1996 totaled approximately $9,747 and $665, respectively, for performance-based awards. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions for grants in 1997 and 1996:

                                                                                                 Employee
                                                     Fixed option         Performance        stock purchase
                                                       awards               awards                plan
                                                     ------------         -----------        --------------

                                                     1997      1996       1997      1996       1997      1996
                                                     ----      ----       ----      ----       ----      ----

           Expected volatility                        56%       60%        56%       60%        56%       60%
           Risk free interest rate                   6.3%      6.1%       6.3%      6.1%       5.4%      5.3%
           Expected life (in years)                  3.5        3.5       5.0       5.0         .5        .5

       The weighted average fair value of option awards granted under the various plans are as follows:

                                                          1997         1996
                                                          ----         ----

           Fixed stock option awards                  $    4.61    $    4.41
           Performance-based option awards                 4.97         5.18
           Employee stock purchase plan                    1.81         2.85


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

       Had compensation cost for the Company's five stock-based compensation plans been determined pursuant to SFAS 123, the Company's net loss and net loss per common and common equivalent share would have been increased to the pro forma amounts indicated below:

                                              September 30,      September 30,
                                                  1997               1996
                                                  ----               ----

           Net loss:
                As reported                   $  (113,338)        $  (60,378)
                Pro forma                        (116,214)           (61,949)

           Net loss per common and common
                equivalent share:
                   As reported                $     (4.59)        $    (3.18)
                   Pro forma                        (4.70)             (3.24)

       The effects of applying SFAS 123 for providing pro-forma disclosure for 1997 and 1996 are not likely to be representative of the effects on reported net loss and loss per share for future periods since options vest over several years and additional awards may be made.

       FIXED STOCK OPTION AWARDS

       Under the 1995 Stock Incentive Plan (1995 Plan) and the 1996 Stock Incentive Plan (1996 Plan), the Company has authorized the issuance of 1,750,000 and 700,000 common shares, respectively. The 1995 Plan and 1996 Plan provide for the granting of incentive stock options and non-statutory stock options to employees, officers and employee directors and consultants at an exercise price no less than 100% of the market value on the last trading day prior to the date of grant. The options have a maximum term of five years and become exercisable at such times and in such installments, for each individual option, as determined by the Board of Directors; however, no option vests until at least six months after the date of grant.

       In addition, the Company grants fixed option awards under the 1996 Senior Operating Office Plan (Operating Officer Plan). These options have a term of five years and become exercisable ratably over a four-year vesting period.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

       A summary of the status of the Company's fixed stock option awards as of September 30, 1997, 1996 and 1995 and the changes during the years ended on those dates is presented below:

                                           1997                        1996                         1995
                                    ------------------        ----------------------      ----------------------
                                                 Weighted                    Weighted                  Weighted
                                                  average                     average                   average
                                                 exercise                    exercise                  exercise
                                     Shares        Price        Shares         Price       Shares        Price
                                     ------        -----        ------         -----       ------        -----

           Outstanding at
               beginning of
               year                2,461,205     $  7.11       1,605,553    $   5.81       876,500     $  3.55
           Granted                 1,190,000        9.89         963,373        9.07     1,186,035        6.33
           Exercised                (643,016)       5.15         (67,500)       4.33      (442,200)       2.78
           Forfeited                 (83,655)       8.89         (40,221)       6.54       (14,782)       4.69
                                 -----------                 -----------               -----------

           Outstanding at
               end of year         2,924,534        8.62       2,461,205        7.11     1,605,553        5.81
                                 ===========                 ===========               ===========

           Number of options
               exercisable at
               end of year           955,933                   1,208,908                 1,078,600

       The following table summarizes information about fixed stock options outstanding at September 30, 1997:

                                               Options Outstanding                     Options Exercisable
                                               -------------------                     -------------------
                                                       Weighted
                                                        average         Weighted                       Weighted
                                         Number        remaining         average         Number         average
              Range of                  of shares     contractual       exercise        of shares      exercise
           Exercise Prices             Outstanding       Life             Price        Exercisable       Price
           ---------------             -----------       ----             -----        -----------       -----

          $    3.55-5.00                  199,076       1.4 years      $  4.82           117,942     $    4.86
               6.75-7.06                  910,708       3.1 years         6.76           655,241          6.75
              9.94-10.00                1,814,750       4.7 years         9.98           182,750         10.00


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

       PERFORMANCE-BASED STOCK OPTION AWARDS

       Under the 1996 Senior Operating Officer Stock Option Plan (Operating Officer Plan) and the 1996 Senior Executive Officer Stock Option Plan (Executive Plan), the Company grants stock options to purchase up to 900,000 and 600,000 common shares, respectively, to selected individuals. Vesting for these performance-based awards is based upon the achievement of certain Company operating and common share price milestones. The options have a maximum term of six years.

       A summary of the status of the Company's performance-based stock option awards as of September 30, 1997 and 1996 and the changes during the years ended on those dates is presented below:

                                                                      1997                        1996
                                                               ----------------------      --------------------
                                                                             Weighted                  Weighted
                                                                              average                   average
                                                                             exercise                  exercise
                                                                Shares         Price       Shares        Price
                                                                ------         -----       ------        -----

           Outstanding at beginning of year:                    600,000      $ 10.00            -       $    -
           Granted                                              300,000        10.00      600,000        10.00
           Exercised                                                 -             -            -            -
           Forfeited                                                 -             -            -            -
                                                              ---------                 ---------

           Outstanding at end of year                           900,000        10.00      600,000        10.00
                                                              =========                 =========

       At September 30, 1997, the exercise price and weighted average remaining contractual life of outstanding options was $10.00 and 4.5 years, respectively. No options were exercisable at September 30, 1997 and 1996.

       EMPLOYEE STOCK PURCHASE PLAN

       Under the 1996 Employee Stock Purchase Plan (the Purchase Plan), the Company has authorized the issuance of 500,000 common shares which allows eligible employees of the Company to purchase common shares of the Company at 85% of the market value on the date of grant. Employees who own 5% or more of the voting rights of the Company's outstanding common shares may not participate in the Purchase Plan. Employees purchased 62,993 and 13,558 shares under the purchase plan in 1997 and 1996, respectively.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (c) WARRANTS OUTSTANDING

       Warrants outstanding and exercisable at September 30, 1997:

                Number of
              common shares           Exercise                Exercise
                issuable                price              expiration date
                --------                -----              ---------------

                   171,155              $12.96                     May 1998
                    75,000              $12.61               September 1999
                    50,000              $10.00                   April 1999
                   300,000               $6.75               September 2000
                 1,000,000              $13.00                February 1998

       The 246,155 warrants expiring in May 1998 and September 1999 were granted to Tomen in conjunction with the Tomen financing agreements. The 50,000 warrants expiring on April 1999 were granted in conjunction with a private placement of common stock during 1994. The 300,000 warrants expiring in September 2000 were granted to a director of the Company. The 1,000,000 warrants expiring in February 1998 were granted in conjunction with a stock offering during fiscal year 1997.


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(8) INCOME TAXES

       The provision for income taxes differs from the amount computed by applying the Canadian statutory income tax rate to net income before taxes as follows:

                                                                               1997        1996        1995
                                                                               ----        ----        ----

         Computed expected income tax expense
              (benefit) at Canadian statutory rate                             (39)%       (39)%       (39)%
         Expected state/province income tax expense
              (benefit)                                                         (4)         (4)         (6)
         Increase (decrease) in valuation allowance                             30          21          38
         Amortization of goodwill                                                1           1           5
         Minority interest                                                      -           -           (7)
         Effect of difference in United States
              statutory rate                                                     5           5           5
         Effect of acquisition of new subsidiaries                               2          10           1
         Non-deductible interest                                                 2           2          -
         Other                                                                   4           4           4
                                                                                --          --          --

                  Income tax expense                                            1%           -%         1%
                                                                               ===          ===         ==


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

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows:

                                                                       September 30,       September 30,
                                                                           1997                1996
                                                                       -------------       -------------

         Deferred tax assets:
            United States Federal and state net
                operating loss carryforwards                         $     40,303        $ 16,378
            Canadian net operating loss carryforwards                       4,162           3,065
            Non-deductible interest                                        13,757           4,608
            Canadian non-deductible interest                                1,875             798
            Canadian capital loss carryforward                                128             128
            Other                                                           3,828           2,063
                                                                     ------------        --------

                    Total gross deferred tax assets                        64,053          27,040

            Less valuation allowance                                      (53,480)        (19,429)
                                                                     ------------       ---------

         Deferred tax liabilities:
            Furniture, fixtures and equipment,
                due to differences in depreciation                          4,960           2,110
            Capitalized software/intangibles                                5,956           5,501
                                                                     ------------       ---------

                    Total gross deferred tax liabilities                   10,916           7,611
                                                                     ------------       ---------

                    Net deferred tax liabilities                     $       (343)       $      -
                                                                     ============        ========

       The valuation allowance for deferred tax assets as of October 1, 1994 was $2,388. The net change in total valuation allowance for the years ended September 30, 1997, 1996 and 1995 was an increase of $34,051, $12,695 and
       $4,346, respectively.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

     The Company has non-capital losses for income tax purposes of approximately Canadian $9,249 available to reduce Canadian taxable income of future years, expiring as follows:

         1999                                             $     676
         2000                                                   2,043
         2001                                                   -
         2002                                                   1,574
         2003                                                   1,877
         2004                                                   3,079
                                                          -----------

                                                          $     9,249
                                                          ===========

       Based on a history of recurring losses, it is questionable whether the Company will be allowed to utilize these Canadian losses if the tax authority determines that the Company has no reasonable expectation of profit. As of September 30, 1997, the Company also has a Canadian net capital loss carryforward of $280. Net capital losses can be carried forward indefinitely but can only be utilized to offset taxable capital gain.

       The Company has net operating losses for income tax purposes of approximately $110,577 available to reduce United States taxable income of future years, expiring as follows:

         2007                                                 $     405
         2008                                                       537
         2009                                                     2,800
         2010                                                     5,020
         2011                                                    36,922
         2012                                                    64,893
                                                              ----------

                                                              $ 110,577
                                                              =========

       For United States income tax purposes, utilization of net operating losses may be subject to limitation in the event of certain substantial stock ownership changes having occurred pursuant to IRC Section 382 and referred to hereinafter as an ownership change. The Company may have incurred an ownership change under IRC Section 382. This potential ownership change would limit the utilization of any net operating losses incurred prior to the change in ownership date. The Company intends to complete an analysis under IRC Section 382 to determine if an ownership change has occurred.


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(9) LEASES

       The Company is obligated under capital leases for equipment which expire at various dates during the next five years. At September 30, 1997 and 1996, the gross amounts of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                  1997            1996
                                                  ----            ----

         Equipment                           $     26,793    $     2,068
         Less accumulated amortization             (4,835)          (291)
                                                ---------        -------

                                             $     21,958    $     1,777
                                                =========        =======


       The Company also has noncancelable operating leases, primarily for facilities, which expire over the next five years. Rental expense under operating leases was $3,385, $1,501 and $866 for the years ended September 30, 1997, 1996 and 1995, respectively.

       Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 1997 are:

                                                          Capital      Operating
                                                          Leases        Leases
                                                          ------        ------

        Year ending September 30:

           1998                                           $ 8,856    $    4,150
           1999                                             4,436         3,697
           2000                                             3,089         3,121
           2001                                             3,168         2,355
           2002                                             2,772         2,211
           Thereafter                                      13,148         7,045
                                                          -------     ----------

                    Total minimum lease payments           35,469    $   22,579
                                                          =======     =========

        Less amount representing interest (at rates
           ranging from 8.7% to 17.0%)                     13,706
                                                          -------

                    Net minimum lease payments             21,763

        Less current installments of obligations under
           capital leases                                   6,423
                                                          -------
              Obligations under capital leases, excluding
                 current installments                     $15,340
                                                          =======

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(10) COMMITMENTS AND CONTINGENCIES

   (a) PENSION AND PROFIT SHARING PLANS

       In 1995,  the  Company  adopted a defined  contribution  401(k) plan (the
       Plan). Employees are eligible to participate in the Plan upon commencement of service. Participants may defer up to 15% of eligible compensation. Currently, the Company does not provide matching contributions for the Plan.

   (b) LONG DISTANCE CARRIERS

       The Company is party to various contracts with long distance carriers pursuant to which the Company is committed to minimum service fees. The average monthly minimum commitments range from $1,600 to $6,100 per month over the next three years. The Company may be required to pay the carriers for differences between the commitment amounts and the actual amounts billed.

   (c) LEGAL PROCEEDINGS

       On August 24, 1995, Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively, "Aerotel") filed a patent infringement suit against NACT alleging that telephone systems manufactured and sold by NACT incorporate prepaid calling features which infringe upon a patent issued to Aerotel in November 1987. The complaint further alleges defamation and unfair competition by NACT and seeks various damages. NACT has filed an Answer and Counterclaim denying patent infringement, committing defamation or unfair competition and seeks judgment that the Aerotel patent is invalid and that Aerotel has misused its patent in violation of antitrust laws. On May 3, 1996, NACT served its motion for summary judgment, which the Court has not yet ruled upon. Aerotel amended its complaint to include as defendants the Company and GST USA. The amended pleadings allege that the Company and GST USA have infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted alleged tortious conduct by NACT. The Company and GST USA have served answers denying all material allegations and intend to defend vigorously. Pretrial discovery has commenced and is scheduled to be completed in 1998. The case is not expected to be tried until late 1998 at the earliest. NACT's patent counsel believes that NACT has valid defenses to the Aerotel claims. If upheld, these defenses would also be valid for all defendants. An unfavorable decision in this action could have a material adverse effect on the Company. Based on information currently available, the Company's management is of the opinion that there will be no material impact of the Company's financial position, results of operations, or cash flows as a result of this suit. Accordingly, no provision for loss has been provided in the accompanying consolidated financial statements.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

       The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

   (d) REPURCHASE AGREEMENT

       NACT is guarantor for financing transactions executed under a repurchase agreement with Zions Credit Corporation (Zions) for a maximum of $3,482 at September 30, 1997. Zions provides lease financing to NACT customers on a recourse basis.

   (e) EMPLOYMENT AGREEMENTS

       The Company has entered into employment agreements with key members of management. These agreements provide for payments based upon death, disability and change of control. The agreements also contain covenants not to compete.

(11) RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND IN CANADA

       These financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (U.S.
       GAAP). Except for the compensation expense and loss per share calculations noted below, these statements also conform, in all material respects, with those accounting principles that are generally accepted in Canada (Canadian GAAP).


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

       From October 1994 to September 1997, 750,000 common shares were held in escrow, their release subject to the approval of regulatory authorities. In September 1997, such common shares were released from escrow. For U.S. GAAP purposes: (i) the Company recorded compensation expense of $7,446 which is the amount by which their market value exceeded their issuance price, and (ii) the shares were not included in the loss per share calculations until September 5, 1997. Under Canadian GAAP: (i) compensation expense is not recorded, and (ii) the shares are included in the loss per share calculations for all periods. The Company's results of operations under Canadian GAAP are summarized as follows:

                                                            Year Ended September 30,
                                                      ----------------------------------
                                                       1997           1996          1995
                                                       ----           ----          ----

         Net loss                              $     (105,892)   $   (60,378)  $   (11,315)

         Loss per share                        $        (4.13)   $     (3.06)  $     (0.78)

         Weighted average common
              and common equivalent
              shares outstanding                   25,609,676    $19,738,127    14,530,796

(12) RELATED PARTY TRANSACTIONS

   (a) MAGNACOM WIRELESS, LLC (MAGNACOM)

       Magnacom, a company 99% owned by Pacwest Network, Inc. (PNI), which is in turn controlled by the Chief Executive Officer of the Company, and the Company have entered into a twelve-year reseller agreement (the Magnacom Reseller Agreement) pursuant to which (i) the Company has been designated a non-exclusive reseller of PCS telephone services in the markets in which Magnacom has obtained licenses, and (ii) Magnacom has agreed to use the Company on an exclusive basis to provide switched local and long distance services, and other enhanced telecommunications services, to all of Magnacom's resellers in markets where the Company has operational networks. Magnacom agreed to sell PCS minutes to the Company at five cents per minute, subject to downward adjustment to equal the most favorable rates offered to Magnacom's other resellers (but in no event less than Magnacom's cost). In connection with the Magnacom Reseller Agreement, the Company has paid a total of approximately $14,000 as pre-payments for future PCS services.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

       In addition, the Company has been granted a conditional option to acquire up to PNI's entire interest in Magnacom (currently 99%), conditioned upon Magnacom and the Company entering into an agreement for the construction and/or operation of Magnacom's facilities. The condition precedent to such option has not yet been met. If and when the condition precedent is met, the exercise of the option will be subject to compliance with all applicable FCC regulations relating to prior approval of any transfer of control of PCS licenses, including those relating to foreign ownership or control and requirements regarding the ownership of C and F block licenses. Accordingly, until such time as FCC regulations or administrative action permit the Company to own in excess of 25% of Magnacom, the option by its terms is limited to a 24% interest in Magnacom.

   (b) PACWEST NETWORK, INC. (PNI)

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

   (c) GST GLOBAL

       In a series of transactions during the third and fourth quarters of 1996, the Company acquired 3,600,000 shares of Canadian Programming Concepts, Inc. (CPC), a Canadian corporation which is publicly traded on the Vancouver Stock Exchange, for consideration of $3,659. CPC's name was subsequently changed to GST Global. The Company's shares constitute approximately 25% of GST Global's total outstanding shares at September 30, 1997. Several officers and directors of the Company own shares in GST Global amounting to approximately 4% of GST Global's outstanding shares at September 30, 1997. GST Global owes the Company $627, at September 30, 1997, for reimbursement of expenses made by the Company on behalf of GST Global.

       GST Global is to issue to the Company additional common shares of GST Global, subject to regulatory approval, in consideration for the transfer by the Company to GST Global of its rights in and to a telecommunications project in Mexico.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (d) TOMEN

       Under the Tomen facility, Tomen has the right to act as procurement agent for each network project it finances. The Company has purchased equipment through Tomen at competitive prices. Additionally, an upfront fee of 1.50% of the aggregate principal amount of each project loan advanced and a commitment fee of .50% per annum on the unused portion of each project loan is payable to Tomen.

       Pursuant to the Tomen agreements, Tomen has purchased 1,579,902 shares of common stock for total cash consideration of $10,400 and holds warrants to purchase an additional 246,155 shares of common stock at prices ranging from $12.61 to $12.96 per share. Such warrants expire at various times between May 1998 and September 1999.

   (d) OTHER

       The Company paid approximately $2,066, $2,264 and $770 in legal fees in 1997, 1996 and 1995, respectively, to a firm having a member who is also a director of the Company.

       The Company's Chief Executive Officer serves as a consultant to Tomen for which he is paid a fee. Additionally, Pacwest receives a fee equal to 1% of the aggregate debt and equity financing provided by Tomen to the Company. Such fees incurred by the Company totaled $437, $195 and $221 in 1997, 1996 and 1995, respectively.


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(13) GST USA

       In August 1994, the Company formed a wholly-owned subsidiary, GST USA, and transferred all U.S. assets, liabilities and operations into GST USA. Selected financial information is as follows:

     Selected balance sheet information:

                                          September 30,      September 30,
                                              1997               1996
                                          -------------      -------------

         Current assets                 $      138,029     $      77,506
         Non-current assets                    543,631           168,882
                                            ----------        ----------

                                        $      681,660     $     246,388
                                            ==========        ==========

         Current liabilities            $      151,692     $      34,286
         Non-current liabilities               600,836           210,243
         Minority interest                      12,208               182
         Share capital                          74,936            69,957
         Accumulated deficit                  (158,012)          (68,280)
                                           -----------        ----------

                                        $      681,660     $     246,388
                                            ==========        ==========


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

     Selected information from statements of operations:

                                                                                  Years ended
                                                                                 September 30,
                                                                   -----------------------------------------
                                                                     1997             1996              1995
                                                                     ----             ----              ----

         Revenues                                                  $   66,548     $     37,721        $ 18,681
         Operating costs and expenses                                (138,083)         (77,590)        (28,942)
                                                                      -------           ------          ------

                      Loss from operations                            (71,535)         (39,869)        (10,261)

         Other expenses                                                20,119           15,625           1,384
                                                                   ----------        ---------       ---------

                      Loss before minority interest in
                           (income) loss of subsidiaries
                           and income tax                             (91,654)         (55,494)        (11,645)

         Income tax expense                                              (903)             (72)           (166)
                                                                   ----------        ---------       ---------

                      Loss before minority interest in
                           loss of subsidiaries                       (92,557)         (55,566)        (11,811)

         Minority interest in (income) loss of
             subsidiaries                                                (612)              411          2,364
                                                                   ----------            ------     -----------

                      Net loss                                  $     (93,169)    $    (55,155)   $     (9,447)
                                                                   ==========           ======       =========


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

     Selected information from statements of cash flows:

                                                                                  Year ended
                                                                                 September 30,
                                                                   -----------------------------------------
                                                                     1997             1996              1995
                                                                     ----             ----              ----

         Operations:
             Loss for the year                                 $     (93,169)    $     (55,155)   $     (9,447)
             Items not involving cash                                 29,584            29,256           1,590
             Changes in non-cash operating
                working capital                                        9,002            (6,400)         (3,419)
                                                                  ----------        ----------       ---------

                      Cash used in operations                        (54,583)          (32,299)        (11,276)

             Investing                                              (259,723)          (105,090)       (29,684)
             Financing                                               327,543            174,915         43,544
                                                                  ------------      ----------      -----------

                      Increase in cash and
                           cash equivalents                           13,237            37,526           2,584

             Cash and cash equivalents, beginning
                of year                                               41,420             3,894           1,310
                                                                  ----------        ----------      ----------

             Cash and cash equivalents, end of year               $   54,657     $      41,420     $     3,894
                                                                  ==========       ===========     ============

(14) SUBSEQUENT EVENTS

       In November 1997, the Company completed a public offering of 6,440,000 of its common shares at $12 per share. Proceeds of the stock offering, net of offering expenses, were approximately $72,766. Concurrent with such stock offering, the Company issued $144,000 in 12.75% senior accrual notes due November 2007. The notes accrete to a total principal amount of $266,885 by November 2002 with semiannual interest payments beginning May 2003. Proceeds from the issuance of such notes, net of offering expenses, were approximately $138,410.

       The Company has announced that it has retained Hambrecht & Quist LLC to explore alternatives for monetizing its 63% interest in NACT, including a potential sale of some or all of its shares of NACT's capital stock to one or more strategic investors.

                                  EXHIBIT INDEX

EXHIBIT

   3(a) Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended September 30, 1996, as amended (the "1996 Form 10-K").
   3(b)  By-Laws of the Company as amended to date, incorporated by reference to
         Exhibit 3.1 to the Company's Form S-3 (No. 333-38091) (the "Form S-3"). 4(a) Senior Notes Indenture dated as of December 19, 1995, by and among GST
         USA, Inc., the Company and United States Trust Company of New York, incorporated by reference to Exhibit 2.3 to the Company's Form 20-F for the fiscal year ended September 30, 1995 (the "1995 Form 20-F").
   4(b) Convertible Notes Indenture dated as of December 19, 1995, by and among the Company, GST USA, Inc. and United States Trust Company of New York, incorporated by reference to Exhibit 2.4 to the 1995 Form 20-F.
   4(c) Indenture dated as of May 13, 1997, by and among GST Equipment Funding, Inc., the Company, GST USA, Inc. and United States Trust Company of New York, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 1997 (the "June 1997 10-Q").
   4(d) Indenture dated as of November 19, 1997, by and between the Company and United States Trust Company of New York, incorporated by reference to
         Exhibit 4.1 to the Company's Form S-3 (No. 333- 38301) (the "Debt Form S-3").
 *10(a)  1995 Stock Option Plan of the Company, as amended to date.
 *10(b)  1996 Stock Option Plan of the Company, as amended to date.
 *10(c)  1996 Employee Stock Purchase Plan of the Company.
 *10(d)  1996 Senior Executive Officer Stock Option Plan of the Company.
 *10(e)  1996 Senior Operating Officer Stock Option Plan of the Company.
  10(f) Amended and Restated Credit Agreement dated as of April 26, 1995, by and between GST Pacific Lightwave, Inc. and Tomen America Inc., incorporated by reference to Exhibit 1.2 to the 1995 Form 20-F.
  10(g) Collateral Pledge and Security Agreement dated as of May 13, 1997, by and among GST Equipment Funding, Inc., United States Trust Company of New York and the holders of the Notes as defined therein, incorporated by reference to Exhibit 10.4 to the June 1997 Form 10-Q.
  10(h) Agreement and Plan of Merger, dated September 27, 1996 (the "Merger Agreement"), by and among TotalNet Communications Inc. ("TotalNet"), GST Newco of Texas, Inc. and the Company, incorporated by reference to
         Exhibit 2.1 to the Company's Form 8-K dated October 17, 1996 (the "October Form 8-K")
  10(i) Letter dated October 17, 1996 amending the Merger Agreement among the Company, GST Newco of Texas, Inc., and TotalNet, incorporated by reference to Exhibit 2.2 to the October Form 8-K
  10(j) Amended and Restated Master Agreement dated as of May 24, 1996, by and among Tomen America Inc., the Company, GST Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and GST New Mexico Lightwave, Inc., incorporated by reference to Exhibit 10(l) to the 1996 Form 10-K.
 10(k) Amendment No. 2 to GST Telecommunications, Inc. Common Stock Purchase Agreement dated as of May 24, 1996, by and among the Company, Tomen America Inc. and Tomen Corporation, incorporated by reference to
         Exhibit 10(m) to the 1996 Form 10-K.
 10(l)   Credit  Agreement  dated as of May 24,  1996,  by and  between  GST New
         Mexico Lightwave, Inc. and TM Communications LLC, incorporated by reference to Exhibit 10(n) to the 1996 Form 10-K.
 10(m) Credit Agreement dated as of May 24, 1996, by and between GST Tucson Lightwave, Inc. and TM Communications LLC, incorporated by reference to
         Exhibit 10(o) to the 1996 Form 10-K.
 10(n) Amended and Restated Consulting Agreement dated as of September 1, 1995, by and between Sunwest Ventures, Inc. and GST USA, Inc. and GST Telecom, incorporated by reference to Exhibit 10(p) to the 1996 Form 10-K.
 10(o) Personal Services Agreement dated as of October 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Stephen Irwin, incorporated by reference to Exhibit 10(q) to the 1996 Form 10-K.

 10(p) Restated and Amended Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and John Warta, incorporated by reference to Exhibit 10(r) to the 1996 Form 10-K.
 10(q) Restated and Amended Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Robert H. Hanson, incorporated by reference to Exhibit 10(s) to the 1996 Form 10-K.
 10(r) Amended and Restated Employment Agreement dated as of September 1, 1995, by and between GST USA, Inc. and GST Telecom Inc. and Clifford V. Sander, incorporated by reference to Exhibit 10(t) to the 1996 Form 10-K.
 10(s) Employment Agreement dated March 11, 1997, by and between GST USA, Inc. and Joseph Basile, Jr, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 1997 (the "March 1997 10-Q").
 10(t) Employment Agreement dated February 10, 1997, by and between GST USA, Inc. and GST Telecom Inc. and Daniel L. Trampush, incorporated by reference to Exhibit 10.2 to the March 1997 Form 10-Q.
 10(u)   Reseller  Agreement  dated  as of  October  30,  1996,  by and  between
         Magnacom Wireless, L.L.C., and GST Telecom Inc., incorporated by reference to Exhibit 10(z) to the 1996 Form 10-K.
 10(v) Agreement and Plan of Merger dated as of September 26, 1996 by and among Call America Business Communications Corporation, Call America Business Communications of Fresno, Inc., Call America Business Communications of Bakersfield, Inc., the shareholders of such companies, GST Newco of California, Inc., and the Company, incorporated by reference to Exhibit 10(u) to the 1996 Form 10-K.
 10(w) Agreement and Plan of Merger dated as of May 31, 1997, by and among Action Telcom Co., Britt E. Bilberry, Timothy Harding Bilberry, Paul S Bilberry, GST Action Telecom, Inc. and the Company, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated May 31, 1997.
 10(x) Equipment Loan and Security Agreement dated December 19, 1996 by and between NTFC Capital Corporation and GST Equipco, incorporated by reference to Exhibit 10(v) to the 1996 Form 10-K.
 10(y) Loan and Security Agreement dated as of September 4, 1996 by and between Siemens Stromberg-Carlson ("Siemens") and GST Switchco, Inc. ("GST Switchco"), incorporated by reference to Exhibit 10(d) to the Company's Form 10-Q for the period ended December 31, 1996 (the "December 1996 Form 10-Q").
 10(z) Unconditional Continuing Guaranty dated as of September 4, 1996 by and between Siemens and GST USA, Inc., incorporated by reference to Exhibit 10(e) to the December 1996 Form 10-Q.
 10(aa) Unconditional Limited Guaranty Agreement dated as of December 19, 1996 made by GST USA, Inc., in favor of NTFC Capital Corporation, incorporated by reference to Exhibit 10(f) to the December 1996 Form 10-Q.
 10(bb) Securities Purchase Agreement, dated as of February 28, 1997, between the Company and Ocean Horizon SRL, incorporated by reference to Exhibit
         4.1 to the Company's Form 8-K dated February 28, 1997 (the "February Form 8-K").
 10(cc) Securityholders Agreement, dated as of February 28, 1997, between the Registrant and Ocean Horizon SRL, incorporated by reference to Exhibit
         4.2 to the Company's February Form 8-K.
 10(dd) Credit Agreement dated as of September 30, 1997 by and between GST Telecom Hawaii, Inc. and TM Communications Hawaii LLC, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated September 30, 1997 (the "September 8-K").
 10(ee) Service Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc, incorporated by reference to
         Exhibit 99.2 to the September 8-K.
 10(ff) Management Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc., incorporated by reference to Exhibit 99.3 to the September 8-K.
 10(gg) Agreement dated as of September 30, 1997 by and among GST Telecom Hawaii, Inc., GST Telecom Inc. and Pacwest Network, Inc., incorporated by reference to Exhibit 99.4 to the September 8-K.
 *21     Subsidiaries of the Company.
 *23 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-3 and S-8 of the independent auditors' report included herein.
 *27     Financial Data Schedule.

------------------------------
*        Filed herewith.