Form 10-K
period 1997-12-31
GST TELECOMMUNICATIONS INC
filed 1998-03-17
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended__________________

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 1997 to December 31, 1997
                               ---------------    -----------------
                         Commission file number 1-12866

                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Canada                                       N/A
   -----------------------------------             -----------------------------
    (State or other jurisdiction of                (IRS Employer Identification
    incorporation or organization                           Number)

     4001 Main Street, Vancouver, Washington                      98663
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value at March 10, 1998 of the Registrant's Common Shares, without par value (based upon the closing price of $15 per share of such Shares on the American Stock Exchange), held by non-affiliates of the Company was $500,419,635. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 10, 1998, there were outstanding 35,752,483 of the Registrant's Common Shares, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement filed with the Securities and Exchange Commission (the "Commission") on January 28, 1998 pursuant to Regulation 14A are incorporated by reference in Items 10 through 12 of Part III of this Transition Report on Form 10-K.

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

         The Company's digital networks currently serve 40 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas, Washington and Guam. In addition, the Company has networks under construction which, when completed, will serve two additional markets and expand its regional footprint to Oregon. The Company also constructs, markets and manages longhaul fiber optic facilities, principally in Arizona, California and Hawaii. The Company's longhaul fiber optic facilities currently extend approximately 700 route miles and an additional 1,600 route miles are expected to become operational over the next 12 months.

         Management believes that the Company has an opportunity to leverage its existing network infrastructure and service capabilities to provide customers with an integrated telecommunications package. The Telecommunications Act of 1996 (the "Telecommunications Act") and state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. As a result of these regulatory changes, the Company is permitted in certain states to provide local dial tone in addition to its existing telecommunications service offerings. In order to capitalize on these opportunities, the Company has accelerated the development of additional networks and longhaul fiber optic facilities within its region while significantly expanding its product and service offerings, primarily with respect to the provision of local services. To facilitate its entry into local services, the Company has in service eight high capacity digital switches and has installed and is currently testing six additional high capacity digital switches that are expected to become operational by the end of the first quarter of 1998.

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

         To facilitate its entry into local services, the Company has in service eight high capacity digital switches and has installed and is currently testing six additional high capacity digital switches that are expected to become operational by the end of the first quarter of 1998. As demand warrants, the Company plans to continue to install switching equipment in its operational networks, in markets where it is constructing networks and in certain other cities where the Company will rely on ILEC facilities for transmission. Once a switch is operational, where regulatory conditions and interconnection agreements permit, the Company intends to offer local dial tone, in addition to enhanced services such as integrated services digital network ("ISDN"), Centrex, voice mail and other custom calling features.

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

         During the fiscal year ended September 30, 1997 ("Fiscal 1997"), the Company expanded its long distance products and services through the acquisition of Action Telcom Co. ("Action Telcom") for an aggregate of 903,000 Common Shares valued at approximately $8.2 million, and $3.9 million in cash, payable in three equal installments at closing and on the first and second anniversary dates thereof. Additional Common Shares may be issued to the former shareholders of Action Telcom on each of the first and second anniversaries of the closing date of the merger if the average closing sale price of a Common Share on the AMEX (or the Company's then principal trading market) does not exceed $10.00 for the 10 consecutive trading days ending three trading days prior to each such anniversary. Action Telcom is a facilities-based telecommunications company located in Abilene, Texas that operates its own network and switching equipment, originating and terminating its own traffic principally in Texas. The Company intends to continue to pursue acquisitions of long distance carriers.

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

         SHARED TENANT SERVICES

         The Company offers shared tenant services to large apartment and residential communities in Arizona, Idaho, New Mexico, Oregon, Utah and Washington. Shared tenant services bundle local, long distance, Internet access, cable television and home alarm service.

         The Company provides local dial tone service to its shared tenant customers through on-site PBX telephone systems located within each apartment complex that are connected to the ILEC. As the Company expands its network and central office switching facilities, PBXs will continue to be replaced with central office access nodes originating from the Company's own dial tone facilities, which the Company expects to provide significant cost savings and customer feature capability. In addition, the Company is in the process of connecting apartment communities to its own fiber network, thereby permitting the Company to realize additional cost savings for transport.

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

         The following table presents information as of December 31, 1997 concerning the Company's networks that are operational and under construction:


                                                                                 CURRENT
                                                              DATE             OPERATIONAL       ESTIMATED
                                                          COMMERCIALLY            ROUTE            ROUTE         APPROXIMATE
         LOCATION                  SERVICE AREA          OPERATIONAL(1)         MILES(2)         MILES(3)       POPULATION(4)
         --------                  ------------        -----------------     ------------      -----------     -------------

Arizona....................   Phoenix                  February 1994(5)               12                              984,403
                              Tucson                   September 1995                 27                              405,390
California
  Northern California......   Concord, Oakland,        September 1997                 33                14          1,324,859
                              San Francisco,
                              Walnut Creek,
                              Livermore
                              Hayward, San             September 1997                 11                              146,801
                              Ramon
                              Mare Island              January 1997                   12                 3              1,000
                              Pleasanton               August 1996                    42                               50,553
  Southern California......   Loma Linda, Rialto,      April 1995                    106                              541,195
                              Riverside, San
                              Bernardino, Monterey
                              Park
                              City of Industry,        August 1995                    46                              133,779
                              Ontario
                              Los Angeles              December 1996                  --(6)                         3,485,398
                              Palm Springs             2nd Quarter                                      10             40,181
                                                       1998(7)
                              Pasadena                 1st Quarter 1998                                 11            131,591

  San Joaquin Valley.......   Fresno, Bakersfield      November 1996                  44                 6            529,022
  Central Coast............   San Luis Obispo          1st Quarter 1998                                  5             41,958
                              Santa Barbara,           2nd Quarter 1998                                 17            171,571
                              Goleta
Hawaii.....................   Honolulu (Oahu)          February 1997                  20                22            365,272
                              Kauai                    December 1997                  10                               51,177
Idaho......................   Boise                    May 1997                        4                 1            125,738
New Mexico.................   Albuquerque              January 1996                   67                 5            384,736
Oregon.....................   Portland                 1st Quarter 1998                                 54            437,319
Texas......................   Abilene                  June 1997                       1                              106,654
Washington.................   Spokane                  September 1996                  3                              177,196
                              Vancouver                November 1996                   6                 8             46,380

-----------------------
(1) Refers to the month during which the Company's network became commercially operational or the quarter during which the Company expects a network under construction to become operational. The Company deems a network to be commercially operational when its fiber optic cable and related electronics permit the Company to provide service.

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

         The following table presents information as of December 31, 1997 concerning the Company's longhaul fiber optic facilities that are operational and under construction:


                                                                                    CURRENT
                                                     DATE COMMERCIALLY            OPERATIONAL             ESTIMATED
LOCATION                                               OPERATIONAL(1)           ROUTE MILES(2)         ROUTE MILES(3)
--------                                               --------------        ------------------      -----------------
San Francisco to Walnut Creek...................   3rd Quarter 1999                         34
Walnut Creek to Fresno..........................   3rd Quarter 1999                                              194
Fresno to Bakersfield...........................   December 1997                           163
Bakersfield to Ontario..........................   3rd Quarter 1999                                              201
Los Angeles to San Luis Obispo..................   3rd Quarter 1998                                              212
Ontario to Anaheim to Los Angeles...............   March 1997                               83
Rialto to Palm Springs..........................   2nd Quarter 1998(4)                                            54
Taft to Bakersfield.............................   May 1997                                 39
Coalinga to Fresno..............................   November 1996                            44
Taft to Coalinga................................   1st Quarter 1998                                              102
Phoenix to Tucson...............................   1st Quarter 1998                                              217
Hawaii Fiber connecting Kauai, Hawaii,
   Oahu, Molokai, Maui & Lanai..................   June 1997                               344
Coalinga to San Luis Obispo.....................   4th Quarter 1998                                              120
Sylmar to Ventura...............................   2nd Quarter 1998                                               69
Los Angeles to Sylmar to Santa Monica...........   2nd Quarter 1998                                               67
Santa Monica to Los Angeles.....................   2nd Quarter 1998                                               19
Los Angeles to Palmdale.........................   1st Quarter 1998                                               72
Palmdale to Las Vegas...........................   1st Quarter 1998                                              320
Las Vegas to Phoenix............................   1st Quarter 1998                                              306

----------------------------
(1) Refers to the month the facilities became commercially operational or the quarter during which the Company expects the facilities under construction to become operational. The Company deems the facilities to be commercially operational when its fiber optic cable and related electronics permit the Company to provide service.

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

         The following table presents information as of December 31, 1997 concerning the Company's high capacity digital switches that are operational or are installed and currently being tested:

                                                                                               Date Commercially
               Location                                                                         Operational(1)
               --------                                                                -------------------------
Arizona                    Phoenix..................................................   August 1997
                           Tucson...................................................   September 1997
California                 Fresno...................................................   1st Quarter 1998
                           Los Angeles..............................................   1st Quarter 1998
                           Riverside................................................   July 1997
                           San Francisco............................................   1st Quarter 1998
                           San Luis Obispo..........................................   December 1997
                           Walnut Creek.............................................   November 1997
Hawaii                     Honolulu.................................................   February 1997
Idaho                      Boise....................................................   1st Quarter 1998
New Mexico                 Albuquerque..............................................   September 1997
Oregon                     Portland (Vancouver, Washington).........................   1st Quarter 1998
Texas                      Houston..................................................   1st Quarter 1998
Washington                 Spokane..................................................   December 1997

------------------
(1)      Refers to the month during which the switch became  operational  or the
         quarter  during  which  the  Company   expects  the  switch  to  become
         operational.

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

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for a description relating to the Company's recent sale of its interest in NACT.

COMPETITION

         The telecommunications industry is highly competitive. In most markets, the Company's principal competitor for local exchange services is the Regional Bell Operating Company ("RBOC") or GTE Corporation and its affiliated companies (collectively, the "GTE Companies"). Other competitors may include other CLECs, microwave and satellite carriers, wireless telecommunications providers and private networks built by large end-users. Potential competitors (using similar or different technologies) include cable television companies, utilities and RBOCs outside their current local service areas. In addition, the Company anticipates competition from large long distance carriers, such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI") and Sprint Corporation ("Sprint"), which have begun to offer integrated local and long distance telecommunications  services.  AT&T also has  announced  its  intention to offer local services using a new wireless technology. Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors to the Company. In addition, a continuing trend toward business combinations and strategic alliances in the telecommunications industry may further enhance competition. For example, WorldCom Inc. ("WorldCom") acquired MFS Communications Company, Inc. ("MFS") and Brooks Fiber Properties Inc. ("Brooks") and recently announced that it entered into an agreement to acquire MCI, each of which compete with the Company in several of the markets in which the Company operates. The Company cannot determine what effect such acquisitions will have on the Company's business, financial condition and results of operations.

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

         On February 25, 1998, U S WEST Communications, Inc. ("U S WEST") petitioned the Federal Communications Commission (the "FCC") to allow it to build and operate packet-and call-switched data networks across LATA boundaries, to permit it to carry interLATA data traffic incident to its provision of digital subscriber line services, to not require it to make those data services available on a discounted resale basis and to not require it to make the non-bottleneck elements of such services available on an unbundled basis. The Company provides certain services with which U S WEST proposed services would compete if such services are approved by the FCC.

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

SALES CHANNELS AND CUSTOMER SUPPORT

         The Company markets its services through five sales channels including a direct sales force, an inside sales (telemarketing) group, alternate channels including referral partners, independent agents and resellers, a government systems group and a wholesale carrier group. As of December 31, 1997, the
Company had 305 sales and marketing employees in 18 cities and utilized 233 agents and independent contractors.

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

         In August 1996, the FCC released a decision implementing the interconnection portions of the Telecommunications Act (the "Interconnection Decision"). The Interconnection Decision establishes rules implementing the Telecommunications Act requirements that ILECs negotiate interconnection agreements and provides guidelines for review of such agreements by state public utilities commissions. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit") vacated certain portions of the Interconnection Decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements between ILECs and their competitors. On October 14, 1997, the Eighth Circuit issued a decision vacating additional FCC rules that will likely have the effect of increasing the cost of obtaining the use of combinations of an ILEC's unbundled network elements. The Company had negotiated a number of interconnection agreements with ILECs prior to the July 18th Eighth Circuit decision. The Eighth Circuit decisions create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements, and could make negotiating and enforcing such agreements more difficult and protracted and may require renegotiation of existing agreements. There can be no assurance that the Company will be able to obtain or enforce interconnection agreements on terms acceptable to the Company. The Supreme Court has accepted for review the Eighth Circuit decisions.

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

         If the stay is lifted and the FCC order becomes effective, telecommunications carriers such as the Company will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions on which they offer their interstate services. The obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act of 1934, as amended (the "Communications Act"). While tariffs provided a means of providing notice of prices, terms and conditions, the Company has always relied primarily on its sales force and direct marketing to provide such information to its customers and expects to continue to do so in the future.

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

         With respect to its domestic service offerings, various subsidiaries of the Company have filed tariffs with the FCC stating the rates, terms and conditions for their interstate services. To the extent that such subsidiaries provide intrastate services, they may be required to obtain authority from state regulatory authorities prior to providing such services. Such subsidiaries have been granted intrastate toll authority in 45 states and the District of Columbia and the Company is applying for such authority in the remaining states, excluding Alaska. There can be no assurance that such state authorizations will be granted. In addition, the Company has obtained authority to provide local exchange services on a resale or facilities- based basis in 10 states and the Northern Marianas Islands.

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

         Under the Communications Act and other federal regulations, foreign nationals may not own more than 20% of a company, or have more than a 20% voting interest in a company, that directly holds a common carrier radio license. The Communications Act also prohibits foreign nationals from owning 25% or more of a company which, in turn, controls a company holding a radio license, if the FCC finds that such alien participation would not serve the public interest. Under the WTO agreement, the United States agreed to permit foreign nationals to own up to 100% of a company that directly holds a common carrier radio license. On November 25, 1997, the FCC adopted rules implementing the WTO policies for WTO member states to acquire up to a 100% indirect interest in a U.S. radio license. Prior approval will still be required, however the application process is streamlined. The operations of GST Hawaii use among other facilities, microwave radio facilities operating pursuant to FCC licenses granted to Pacwest Network, Inc. ("PNI"), an entity controlled by John Warta, the Chairman of the Board and Chief Executive Officer of the Company. The Company is currently examining the procedures that could be utilized to transfer such licenses to the Company without compensation to PNI. The FCC also has the authority, which it is not presently exercising, to impose restrictions on foreign ownership of communications service providers not utilizing radio frequencies, which if exercised could have a material adverse effect on the Company's business. In addition, the Company may subsequently need to obtain radio licenses to "fill in" certain customers in the networks that are not practical to reach by wire. Should the Company require a common carrier radio license in the future, the FCC's new rules should increase the ability of the Company to acquire such a license.

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

         IDAHO. GST Telecom Idaho, Inc. ("GST Idaho") has authority from the Idaho Public Utilities Commission (the "Idaho Commission") to provide telecommunications services on a statewide basis to business customers with six or more lines. GST Idaho has also been granted authority from the Idaho Commission to provide telecommunications services to customers with fewer than six lines in the GTE Companies and U S WEST exchanges.

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

         OREGON. On March 5, 1997, GST Telecom Oregon, Inc. was granted CLEC authority in competitive zones. An application was filed on February 5, 1998 to expand CLEC authority to all authorized exchanges in Oregon.

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

GST GLOBAL TELECOMMUNICATIONS INC.

         As of December 31, 1997, the Company had invested approximately $3.7 million in GST Global Telecommunications Inc. ("Global") and held approximately
3.6 million common shares and warrants to purchase 750,000 additional shares. On December 31, 1997, Global had approximately 14.6 million shares outstanding. Global is to issue to the Company additional common shares of Global, subject to approval of the Vancouver Stock Exchange (the "VSE"), in consideration for the transfer by the Company to Global of its rights in and to a telecommunications project in Mexico. Global employs its own operating management and has raised capital required for its proposed activities.

         Global has subscribed, through a subsidiary, GST Mextel, Inc., a Delaware corporation, for 49% of the outstanding shares of Bestel, S.A. de C.V. ("Bestel") for approximately $13.7 million. The remaining 51% is held by Occidental Telecommunicacion, S.A. de C.V. ("Occidental"). In addition, Global has agreed to loan an aggregate of up to $36.0 million to Bestel, all of which has been advanced to date. Bestel is in the process of constructing a 2,270 kilometer fiber optic telecommunications network in Mexico which, when operable will provide capability for Bestel to become a facilities-based long distance carrier.

         Global has also acquired from Cable and Wireless an 80% interest in Vitacom, for a purchase price of $1.5 million. The remaining 20% is held by Cable and Wireless, which can require Global to purchase such interest in 1999. Vitacom is engaged in the provision of voice, high speed data information and other services and the manufacture and sale of VSAT (very small aperture satellite terminal) and other equipment used to access the Internet. Global recently announced it has entered into an agreement to transfer its 80% interest in Vitacom to Highpoint Capital Corporation, a company which, pursuant to the agreement, will be controlled by Global.

MAGNACOM

         Magnacom Wireless, L.L.C. ("Magnacom"), a company 99% owned by PNI, which is in turn controlled by John Warta, the Company's Chairman of the Board and Chief Executive Officer, has acquired various PCS licenses at auction and through purchase. Magnacom holds 30 MHz (C Block) PCS licenses for 11 markets in Arizona, Arkansas, New Mexico, Oregon and Utah. Magnacom was the winning bidder for 10 MHz licenses in the FCC's F Block in 13 markets in Hawaii, Idaho, Oregon and Washington in an FCC auction. Magnacom currently has an application on file with the FCC requesting authority to effect a reorganization with PCS Plus Holdings Corporation ("PCS Plus Holdings"), another company controlled by Mr. Warta (the "Reorganization"). Pursuant to the Reorganization, each of the members of Magnacom will contribute their interests in exchange for shares of PCS Plus Holdings. PCS Plus Holdings will in turn contribute such interests, along with the assets and licenses of Magnacom, to PCS Plus, Inc., a wholly owned subsidiary of PCS Plus Holdings ("PCS Plus"), which in turn will downstream such assets and licenses to its wholly owned subsidiaries.

         Magnacom and the Company have entered into a 12-year reseller agreement (the "Magnacom Reseller Agreement") pursuant to which (i) the Company has been designated a non-exclusive reseller of PCS telephone services in the markets in which Magnacom has obtained licenses, and (ii) Magnacom has agreed to use the Company on an exclusive basis to provide switched local and long distance services and other enhanced telecommunications services, to all of Magnacom's resellers in markets where the Company has operational networks. Magnacom agreed to sell PCS minutes to the Company at $.05 per minute, subject to downward adjustment to equal the most favorable rates offered to Magnacom's other resellers (but in no event less than Magnacom's cost). In connection with the Magnacom Reseller Agreement, as of December 31, 1997, the Company had paid Magnacom approximately $14.0 million as prepayments for future PCS services. Magnacom and the Company are presently in negotiations with respect to modifying the Magnacom Reseller Agreement to reflect certain regulatory requirements and to provide clarification as to the basis upon which the Company and Magnacom will provide such services.

         In addition, the Company has been granted a conditional option to acquire up to PNI's entire interest in Magnacom (currently 99%), conditioned upon Magnacom and the Company entering into an agreement for the construction and/or operation of Magnacom's facilities. If and when the condition precedent is met, the exercise of the option will be subject to compliance with all applicable FCC regulations relating to prior approval of any transfer of control of PCS licenses, including those relating to foreign ownership or control and requirements regarding the ownership of C and F block licenses and interests in C and F block licenses. Accordingly, until such time as FCC regulations or administrative action permit the Company to own in excess of 25% of Magnacom, the option by its terms is limited to a 24% interest in Magnacom. The Company, Magnacom and PNI are in negotiations with respect to modifying the option in order to provide, among other things, that the Company own no more than a 25% interest in Magnacom or PCS Plus Holdings upon exercise of such option.

         In February 1997, an affiliate of Magnacom, PCS Plus Pacific, Inc. formerly known as Guam Net, Inc. ("PCS Plus Pacific"), acquired from Poka Lambro Telephone Cooperative, Inc. a 30 MHz (A Block) PCS license from the FCC in the market consisting of Guam and the Northern Marianas Islands. Concurrently, the Company entered into a reseller agreement on terms substantially similar to the Magnacom Reseller Agreement and paid PCS Plus Pacific approximately $.4 million as a prepayment for future PCS services. PCS Plus Pacific currently has an application on file with the FCC requesting authority for a pro forma transfer of control pursuant to which PCS Plus Pacific would become a wholly owned subsidiary of PCS Plus.

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

EMPLOYEES

         As of December 31, 1997, the Company and its subsidiaries had 1,100 full-time employees. None of such employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

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

         Concurrent with the Company's sale of NACT, the Company and NACT entered into an agreement whereby the Company generally will bear 50% of any damages in the action, including reasonable attorneys fees, losses, liabilities, claims and assessments, royalties and license fees. Under the agreement, subsequent to a determination, if any, by a court that the Aerotel Patent is valid and that it has been infringed, the Company's liability associated with royalties, license fees, refunds and cost of product replacement or modification is limited to $2.0 million.

         Pretrial discovery has commenced and is scheduled to be completed in 1998. The case is not expected to be tried until late 1998 at the earliest. NACT's patent counsel believes that NACT has valid defenses to the Aerotel claims. If upheld, these defenses would also be valid for all defendants. An unfavorable decision in this action could have a material adverse effect on the Company.

         On or about February 25, 1997, U S WEST filed a declaratory judgment action against members of the ACC, the ACC, ACSI, Brooks and the Company in the United States District Court in Arizona. The District Court consolidated a number of similar lawsuits filed by U S WEST against other CLECs, including MFS, Sprint, MCI and AT&T. U S WEST alleges that the ACC has entered into an interconnection order that unlawfully requires U S WEST to resell services below cost, imposes resale restrictions and denies U S WEST recovery for construction and implementation costs, unlawfully treats the cost recovery of access revenues for interim number portability, requires U S WEST to obtain additional rights of way or build additional facilities solely to provide access to the Company, and amounts to a taking of U S WEST's property without just compensation. U S WEST seeks a declaratory judgment stating that the ACC has violated the Telecommunications Act and that the ACC has taken U S WEST's property without providing just compensation. U S WEST also seeks an injunction prohibiting all defendants, including the Company, from taking any action to enforce any of the order's allegedly unlawful provisions. The Company's time to answer or move against the complaint has been extended indefinitely by U S WEST, pending a decision with respect to motions filed by all other defendants to dismiss the complaint. Should U S WEST prevail in its suit, it could have an adverse impact on the Company's operations in Arizona.

         On or about April 8, 1997, U S WEST filed a state court proceeding against the ACC, individual members of the ACC, and GST Net (AZ), which holds a CCN to provide local exchange service in Arizona. In its complaint appealing the ACC's February 6, 1997 decision and order granting GST Net (AZ) its CCN, U S WEST alleges that the ACC's action violates certain requirements of the Arizona Constitution relating to rate of return regulation, carrier of last resort obligations, and equal protection. The appeal seeks to subject GST Net (AZ) and U S WEST to identical forms of regulation, treating both carriers as either traditional monopoly carriers or as co-equal competitive companies. The state court consolidated the case with a number of substantially similar lawsuits filed against other CLECs, including MFS, Sprint, MCI and AT&T. GST Net (AZ) answered U S WEST's complaint on August 6, 1997, alleging, among other things, that U S WEST's complaint is preempted by the Telecommunications Act. On February 27, 1998, GST Net(AZ) joined in the other CLECs' motions to dismiss. Should U S WEST prevail in its appeal, it could have an adverse impact on the Company's operations in Arizona; however, the magnitude thereof is uncertain at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Shares, without par value, are traded on the American Stock Exchange (the "AMEX") (ticker symbol: GST) and on the Toronto Stock Exchange (the "TSE") and the VSE (ticker symbol: GTE.U).

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

                                                                             AMEX                                 TSE(1)
                                                                  --------------------------         -----------------------------

                                                                      HIGH             LOW                HIGH              LOW
                                                                      ----             ---                ----              ---

CALENDAR YEAR 1995
    Fourth Quarter........................................        $ 7 3/16          $ 5 9/16              --               --

CALENDAR YEAR 1996
    First Quarter.........................................          8 11/16           5 15/16             --               --
    Second Quarter........................................         15 1/4             8 1/8               --               --
    Third Quarter.........................................         13 1/2             9 1/4               --               --
    Fourth Quarter........................................         11 1/4             7 3/4               --               --

CALENDAR YEAR 1997
    First Quarter.........................................         10 3/8             7 3/8               --               --
    Second Quarter........................................         10 7/16            6 1/2               --               --
    Third Quarter.........................................         13 11/16           9 11/16           $13.95           $10.00
    Fourth Quarter .......................................         17                 11 7/16            17.40            11.00

-------------------------
(1)      The Common Shares have been listed on the TSE since August 26, 1997.

DIVIDENDS

         The Company has never declared or paid any dividends on the Common Shares and does not presently intend to pay dividends on the Common Shares in the foreseeable future. The Company's Board of Directors intends to retain future earnings, if any, to finance the development and expansion of its business. Future declaration and payment of dividends, if any, will be determined in light of the then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing arrangements and other factors deemed relevant by the Board of Directors. The Company's ability to declare or pay cash dividends, if any, will be dependent upon the ability of the Company's subsidiaries to declare and pay dividends or otherwise transfer funds to the Company, because the Company conducts its operations entirely through subsidiaries. Pursuant to credit agreements under a credit facility (the "Tomen Facility") with Tomen America, Inc. and its affiliates ("Tomen"), the Company's subsidiaries that own and operate the Southern California, Tucson, Albuquerque and Hawaiian networks may not pay any dividends or make any distributions on their capital stock to their shareholder, GST Telecom. Subsequent network financings under the Tomen Facility are expected to include similar prohibitions. In addition, indentures (the "Indentures") relating to the 13 7/8% Senior Discount Notes due 2005 (the "Senior Notes") of GST USA, the 13 7/8% Convertible Senior Subordinated Discount Notes due 2005 of the Company (the "Convertible Notes" and together with the Senior Notes, the "1995 Notes"), the 13 1/4% Senior Secured Notes due 2007 (the "Secured Notes") of GST Equipment Funding, Inc., a wholly owned subsidiary of GST USA ("GST Funding") and the 12 3/4% Senior Subordinated Accrual Notes due 2007 of the Company (the "Accrual Notes") limit, and, for the foreseeable future, effectively prohibit, the ability of the Company to declare or pay cash dividends.

NUMBER OF SHAREHOLDERS

         As of March 6, 1998, there were 252 holders of record of the Company's Common Shares. The Company believes that there are in excess of 3,500 beneficial owners of the Company's Common Shares additional to such holders of record.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 19, 1997, the Company issued an aggregate of 24,554 Common Shares to four individuals as an installment payment in consideration for the Company's acquisition in September 1996 of Tri-Star Residential Communications Corp. ("Tri-Star").

         On November 20, 1997, the Company issued an aggregate of 221,838 Common
Shares  to  27  individuals  and/or  entities  as  an  installment   payment  in
consideration for the Company's acquisition in October 1996 of TotalNet.

         There were no underwriters involved in any of the foregoing issuances of equity securities and such issuances were exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       THIRTEEN
                                        YEAR ENDED   MONTHS ENDED                YEAR ENDED                  THREE MONTHS ENDED
                                        AUGUST 31,  SEPTEMBER 30,              SEPTEMBER 30,                    DECEMBER 31,
                                       -----------  -------------   ---------------------------------     -----------------------
                                           1993        1994(1)         1995        1996         1997          1996         1997
                                           ----        -------         ----        ----         ----          ----         ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               (UNAUDITED)

STATEMENT OF OPERATIONS DATA:
Revenues:
         Telecommunications services..      $  --       $   112      $ 11,118    $ 31,726     $ 82,593       $18,437      $27,552
         Telecommunications products..         --         5,889         7,563       9,573       23,374         4,780        8,706
                                            -----       -------       -------     -------      -------        ------       ------
                  Total revenues......         --         6,001        18,681      41,299      105,967        23,217       36,258
Operating loss........................      (418)       (1,337)      (11,631)    (42,597)     (86,543)      (17,988)     (21,855)
Other expenses (income):
         Interest income..............       (35)         (254)         (303)     (5,549)      (7,026)         (839)      (4,101)
         Interest expense(2)..........         --            27           838      21,224       37,665         5,434       18,948
         Other, net...................        439         1,877         1,347       2,360      (5,359)           104        1,569
Income tax expense....................         --           502(3)        166(3)      157          903            --          850
                                           ------        ------        ------      ------       ------        ------       ------
Net loss(4)...........................    $ (822)      $(3,491)     $(11,315)   $(60,378)   $(113,338)     $(22,634)    $(39,593)
                                          =======      ========     =========   =========   ==========     =========    =========
Net loss per share,
         basic and dilutive(5)........     $(.22)        $(.35)        $(.82)     $(3.18)      $(4.71)       $(1.02)      $(1.39)
                                           ======        ======        ======     =======      =======       =======      =======
Weighted average number of Common
         Shares outstanding...........      3,821         9,879        13,781      18,988       24,703        22,237       30,804
Ratio of earnings to fixed charges....         --            --            --          --           --            --           --
OTHER DATA:
Capital expenditures..................       $  4       $ 1,486      $ 33,922    $ 97,561     $225,743       $58,047      $46,663
EBITDA(6).............................      (418)         (779)       (8,807)    (33,936)     (51,881)      (13,208)     (12,032)
BALANCE SHEET DATA (AT END OF PERIOD):
Cash, cash equivalents and investments    $ 4,746       $ 5,062       $ 6,895     $66,519      $59,184                   $199,053
Restricted cash and investments.......         --            --            --      16,000      171,750                    144,450
Property and equipment................          4         4,805        39,583     134,714      385,252                    433,680
Accumulated depreciation..............         --           221         1,550       7,139     (20,738)                   (26,785)
Investment in joint ventures(7).......      4,616         3,552         2,859       1,364           --                         --
Total assets..........................      9,398        26,769        73,125     301,701      728,405                    898,174
Current portion of long-term debt and
         capital lease obligations....         --            --           959       5,554       10,656                     10,865
Long term debt and capital lease obligations   --            --        19,746     234,127      628,043                    779,428
         (excluding current portion)..
Redeemable Preferred Shares...........         --            --            --          --       51,756                     54,635
Common Shares and commitment to issue
         Common Shares(8).............     10,511        25,075        51,660      98,101      149,880                    221,709
Accumulated deficit...................    (1,149)       (4,640)      (15,955)    (76,333)    (189,671)                  (229,264)
Shareholders' equity (deficit)........      9,362        20,435        35,705      21,768     (39,791)                    (7,555)


                                                                                  (FOOTNOTES APPEAR ON FOLLOWING PAGE)

-------------------------
(1) The Company changed its fiscal year end to September 30, effective in 1994. As a result, amounts reported for the thirteen months ended September 30, 1994 ("Fiscal 1994") are for the 13 months ended September 30, 1994. Results for Fiscal 1994 include the acquisition of 60% of GST Telecom, the Company's subsidiary that owned and operated each of the Company's networks, and, at various times during Fiscal 1994, an aggregate of 80% of NACT.

(2) Excludes capitalized interest of $.3 million for the fiscal year ended September 30, 1995 ("Fiscal 1995"), $2.3 million for the fiscal year ended September 30, 1996 ("Fiscal 1996"), $15.2 million for Fiscal 1997, $2.5 million for the three months ended December 31, 1996 and $3.7 million for the three months ended December 31, 1997. During the construction of the Company's networks, the interest costs related to construction expenditures are considered to be assets qualifying for interest capitalization under FASB Statement No. 34 "Capitalization of Interest Cost."

(3) During Fiscal 1994 and the first eight months of Fiscal 1995, the Company owned less than 80% of GST Telecom and was therefore unable to deduct for tax purposes the losses incurred by GST Telecom.

(4) Includes minority interest in (income) loss of subsidiaries of (i) $(.2) million for Fiscal 1994, (ii) $2.4 million for Fiscal 1995, (iii) $.4 million for Fiscal 1996, (iv) $(.6) million Fiscal 1997, (v) $.05 million for the three months ended December 31, 1996 and (vi) $(.5) million for the three months ended December 31, 1997.

(5) Under U.S. Generally Accepted Accounting Principles, net loss is increased for the accretion of Redeemable Preferred Shares (as hereinafter defined) totaling $3.0 million for Fiscal 1997 and $3.1 million for the three months ended December 31, 1997.

(6) EBITDA consists of loss before interest, income taxes, depreciation and amortization, other income and non-cash expense. EBITDA is provided because it is a measure commonly used in the industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the periods indicated. See the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report.

(7) Represents principally the Company's then 50% ownership interest in Phoenix Fiber Access, Inc. ("Phoenix Fiber"), the owner and operator of the Phoenix network. The Company acquired the remaining 50% interest in Phoenix Fiber effective as of October 1, 1996.

(8) At December 31, 1997, the Company was committed to issue a number of Common Shares with a market value of $.6 million, based on the then market value of the Common Shares and payable at various times in the fiscal year ending December 31, 1998 to the former shareholders of Tri-Star.

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

OVERVIEW

         The Company provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental United States and Hawaii. The Company's digital networks currently serve 40 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas, Washington and Guam. In addition, the Company has networks under construction which, when completed, will serve two additional markets and expand its regional footprint to Oregon. The Company also constructs, markets and manages longhaul fiber optic facilities, principally in Arizona, California and Hawaii. The Company's longhaul fiber optic facilities currently extend approximately 700 route miles and an additional 1,600 route miles are expected to become operational over the next 12 months. The Company's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include long distance, Internet, data transmission, and private line services, and local dial tone services, which were recently introduced.

         The Company has invested significant capital and effort in developing its telecommunications business. This capital has been invested in the development of the Company's networks and longhaul fiber optic facilities, for the hiring and development of an experienced management team, the development and installation of operating systems, the introduction of services, marketing and sales efforts and for acquisitions. The Company expects to continue to make capital expenditures to expand its networks and longhaul fiber optic facilities and broaden its service offerings and may consummate additional acquisitions. Proper management of the Company's growth will require the Company to maintain quality control over its services and to expand the Company's internal management, technical and accounting systems, all of which will require substantial investment.

         The Company changed its fiscal year end from September 30th to December 31st in order to align financial reporting with regulatory reporting and to the reporting of others in the Company's industry sector. The Company is providing investors audited financial information for the three month transition period ended December 31, 1997 and will provide audited financial information for the subsequent 12-month periods ending December 31st. As a result of the limited revenues and significant expenses associated with the expansion and development of its networks and services, the Company's operating results could vary significantly from period to period.

         LOCAL SERVICES. To facilitate its entry into local services, the Company has in service eight high capacity digital switches and has installed and is currently testing six additional high capacity digital switches that are expected to become operational by the end of the first quarter of 1998. As demand warrants, the Company plans to continue to install switching equipment in its operational networks, in markets where it is constructing networks and in certain other cities where the Company will rely on ILEC facilities for transmission. Once a switch is operational, where regulatory conditions permit, the Company intends to offer local dial tone, in addition to enhanced services such as ISDN, Centrex, voice mail and other custom calling features.

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

         LONG DISTANCE SERVICES. The Company offers basic and enhanced long distance services, such as toll free, calling card, prepaid calling card and international call back services, targeting primarily business customers purchasing between $200 and $15,000 of services per month as well as resellers and other carriers. As part of its strategy, the Company has acquired a number of long distance carriers and intends to continue to pursue acquisitions of long distance carriers in the future. The Company purchases long distance capacity under agreements with certain major long distance carriers that provide the Company capacity at rates that vary with the monthly traffic generated by the Company. The Company is obligated to satisfy certain minimum monthly usage requirements of an aggregate of $2.3 million per month as of January 1, 1998, increasing to a maximum of $6.1 million per month over the next three years. If such requirements are not satisfied, the Company may be required to pay an underutilization fee in addition to its monthly bill.

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

         NETWORK OPERATIONS. The development, construction and expansion of the Company's networks requires significant capital, a large portion of which is invested before any revenue is generated. The Company has experienced, and expects to continue to experience, negative EBITDA and losses while it expands its network operations and builds its customer base. Based on its experience to date and that of its competitors, the Company estimates that a new network will generate EBITDA within 30 to 36 months after commencement of commercial operations. Construction periods and operating results will vary from network to network. There can be no assurance that the Company will be able to establish a sufficient revenue-generating customer base or achieve EBITDA on a consolidated basis.

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

         MANUFACTURING. In a series of transactions between 1993 and 1995, the Company acquired 100% of the outstanding capital stock of NACT, which produces advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. The aggregate consideration paid for the Company's 100% interest in NACT was $8.9 million, consisting of $4.1 million in cash and notes payable and 956,283 Common Shares valued at $4.8 million. In February 1997, the

Company sold one million shares of NACT's common stock for net proceeds of $9.0 million. In February 1998, the Company sold its remaining interest in NACT for net proceeds of $86.5 million.

         In May 1997, the Company acquired Action Telcom, a facilities-based telecommunications company located in Abilene, Texas that operates its own network and switching equipment, originating and terminating its own traffic principally in Texas. In addition, Action Telcom manufactures the Network Analysis Management System ("NAMS"), a UNIX based software and hardware platform that provides automated real-time billing record collection, fraud protection and network design.

         The Company has entered into a 12-year reseller agreement with Magnacom, a company 99% owned by PNI which is in turn controlled by John Warta, the Company's Chairman of the Board and Chief Executive Officer, pursuant to which the Company has paid Magnacom approximately $14.0 million as prepayments for future PCS services. The Company and Magnacom are presently in negotiations with respect to modifying their agreement to reflect certain regulatory requirements and to provide clarification as to the basis upon which the Company and Magnacom will provide such services.

         In addition, the Company has been granted a conditional option to acquire up to PNI's entire interest in Magnacom (currently 99%), conditioned upon Magnacom and the Company entering into an agreement for the construction and/or operation of Magnacom's facilities. If and when the condition precedent is met, the exercise of the option will be subject to compliance with all applicable FCC regulations relating to prior approval of any transfer of control of PCS licenses, including those relating to the foreign ownership of licenses. Accordingly, until such time as FCC regulations or administrative action permit the Company to own in excess of 25% of Magnacom, the option by its term is limited to a 24% interest in Magnacom. The Company, Magnacom and PNI are in negotiations with respect to modifying the option in order to provide, among other things, that the Company own no more than a 25% interest in Magnacom upon exercise of such option.

         Magnacom is currently negotiating with a telecommunications equipment vendor to provide equipment and other financing and to invest in Magnacom. The terms of any such transaction may include the issuance by the Company to such vendor of a warrant to purchase up to 4% of the then outstanding Common Shares. If such warrant is issued, the Company will record a one-time noncash charge in an amount equal to the value of the warrant. Although there can be no assurance, the Company believes that the value of such a warrant could be between $6.0 million and $7.0 million, depending on the terms of the warrant.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE UNAUDITED THREE MONTHS ENDED DECEMBER 31, 1996

         REVENUES. Total revenue for the three months ended December 31, 1997 increased $13.1 million, or 56.2%, to $36.3 million from $23.2 million for the three months ended December 31, 1996. Telecommunications services revenue for the three months ended December 31, 1997 increased $9.1 million, or 49.4%, to $27.5 million from $18.4 million for the three months ended December 31, 1996. The increase in telecommunications services revenue resulted primarily from increased local and long distance service revenue generated by the Company's networks. To a lesser extent, the increase in revenue resulted from the acquisitions of Action Telcom in May 1997 and the Guam operations of Sprint in October 1997. Additionally, during the three months ended December 31, 1997, the Company completed a $1.5 million longhaul conduit sale. Product revenue for the three months ended December 31, 1997 increased $3.9 million, or 82.1%, to $8.7 million from $4.8 million for the three months ended December 31, 1996. The increase in product revenue resulted primarily from the inclusion of Action Telcom's sales of NAMS. To a lesser extent, the increase in product revenues resulted from increased unit sales of NACT's STX switch.

         OPERATING EXPENSES. Total operating expenses for the three months ended December 31, 1997 increased $16.9 million, or 41.0%, to $58.1 million from $41.2 million for the three months ended December 31, 1996. Network expenses, which include direct local and long distance circuit costs, increased $3.7 million, or 23.5%, to $19.4 million, or 70.5% of telecommunications services revenue for the three months ended December 31, 1997 compared to $15.7 million, or 85.3% of telecommunications services revenue for the three months ended December 31, 1996. The primary reason for the decrease in network expenses as a percent of revenue is the increase in on-net revenues generated at the Company's network as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for the Company's networks) for the three months ended December 31, 1997 increased $.2 million, or 5.6%, to $3.5 million, or 12.7% of telecommunications services revenue, compared to $3.3 million, or 18.0% of telecommunications services revenue, for the three months ended December 31, 1996.

         Cost of product revenue, which includes the costs associated with product revenue of NACT and Action Telcom, increased $1.3 million, or 70.4%, to $3.1 million for the three months ended December 31, 1997 from $1.8 for the three months ended December 31, 1996. Cost of product revenue was 35.6% of product revenue for the three months ended December 31, 1997 compared to 38.1% for the three months ended December 31, 1996. The decrease in cost of product revenue as a percentage of product revenue resulted primarily from economies of scale related to increased unit sales of NACT's STX switch. Research and development costs for the three months ended December 31, 1997 increased $.4 million, or 90.5%, to $.8 million from $.4 million for the three months ended December 31, 1996. The increase was due to the addition of personnel to enhance the current switch product line and to facilitate the development of new switching products and applications.

         Selling, general and administrative expenses for the three months ended December 31, 1997 increased $7.2 million, or 47.2%, to $22.4 million from $15.2 million for the three months ended December 31, 1996. The increase is due to the expansion of the Company's CLEC and enhanced services operations, the acquisition of two companies between May and October 1997 and the hiring of a significant number of marketing, management information and sales personnel to implement the Company's integrated services strategy. Selling, general and administrative expenses were 61.9% of total revenue for the three months ended December 31, 1997 compared to 65.6% of total revenue for the three months ended December 31, 1996.

         Depreciation and amortization for the three months ended December 31, 1997 increased $4.2 million, or 89.0%, to $8.9 million from $4.7 million for the three months ended December 31, 1996. The increase was attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to the Company's acquisitions. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization was 24.4% of total revenue for the three months ended December 31, 1997 compared to 20.2% for the three months ended December 31, 1996.

         OTHER EXPENSES/INCOME. For the three months ended December 31, 1997, net other expenses increased $13.1 million, or 281.8%, to $17.7 million, or 48.9% of total revenue, from $4.6 million, or 20.0% of total revenue, for the three months ended December 31, 1996. The primary reason for the increase was the inclusion of interest expense associated with the Secured Notes and Accrual Notes. The increase in interest expense was partially offset by interest income earned on the investment of a portion of the proceeds of the sale of such notes. To a lesser extent, net other expenses increased due to the Company's share of Global's losses and to NACT's income tax expense as well as minority interest in the income of NACT.

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

         Selling, general and administrative expenses increased $22.0 million, or 193.5%, to $33.4 million from $11.4 million for Fiscal 1995. The increase was due to the expansion of the Company's CLEC and enhanced services operations, and to a lesser extent, the acquisitions during Fiscal 1996 of GST Call America and Tri-Star. and the businesses of Hawaii On Line and Texas-Ohio. The implementation of the Company's integrated services strategy has resulted in additional marketing, management information and sales staff.

         Depreciation and amortization for Fiscal 1996 increased $5.9 million to $8.3 million from $2.4 million for Fiscal 1995 due to increased depreciation resulting from newly constructed networks becoming operational. To a lesser extent, the increase in depreciation and amortization was also due to increased amortization of intangible assets resulting from acquisitions.

         OTHER EXPENSES/INCOME. Net other expenses income for Fiscal 1996 increased $16.1 million to $18.0 million from $1.9 million for Fiscal 1995. The increase was principally the result of additional interest expense associated with the 1995 Notes, offset by interest income resulting from the investment of the proceeds of the sale of the 1995 Notes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating and net losses as a result of the development and operation of its networks. The Company expects that such losses will continue as the Company emphasizes the development, construction and expansion of its networks and builds its customer base. Cash provided by the Company's operations will not be sufficient to fund the expansion of its networks, longhaul fiber optic facilities and services.

         The Company's net cash used in operating and investing activities was $83.5 million, $318.6 million and $139.0 million for the three months ended December 31, 1997, Fiscal 1997, and Fiscal 1996, respectively. Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $226.7 million, $313.1 million, and $194.3 million for the three months ended December 31, 1997, Fiscal 1997, and Fiscal 1996, respectively.

         Capital expenditures for the three months ended December 31, 1997, Fiscal 1997, and Fiscal 1996 were $46.7 million, $225.7 million, and $97.6 million, respectively. The Company estimates 1998 capital expenditures of approximately $245 million. The majority of these expenditures are expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

         In addition to the Company's capital expenditures in Fiscal 1996, the Company acquired the business of Texas-Ohio for a purchase price of $.6 million and the assumption of certain liabilities. All other acquisitions consummated by the Company in Fiscal 1996 (Hawaii On Line, Tri-Star, GST Call America and TotalNet) were in consideration of Common Shares. In the first quarter of Fiscal 1997, the Company acquired the remaining 50% interest in Phoenix Fiber owned by ICG Telecom Group, Inc. ("ICG") in consideration of (i) the repayment to ICG at closing of approximately $2.1 million of intercompany indebtedness and the repayment, under certain circumstances, of up to an additional $2.0 million of such intercompany indebtedness and (ii) the indemnification of ICG in respect of all indebtedness of Phoenix Fiber to the Company and third parties, other than certain liabilities of Phoenix Fiber that were assumed by ICG. Prior to the acquisition of the remaining 50% interest, the Company had contributed an aggregate of $5.0 million to Phoenix Fiber. In May 1997, the Company acquired Action Telcom for 903,000 Common Shares valued at $8.2 million, and $3.9 million in cash, payable in three equal installments at closing and on the first and second anniversaries thereof. Additional Common Shares may be issued to the former shareholders of Action Telcom on such anniversaries if the then market price of the Common Shares does not exceed $10.00 per share. In October 1997, the Company acquired the assets of Sprint's operations in Guam for consideration of $2.0 million in cash and $.5 million in liabilities for services to be provided to Sprint.

         In  September  1996,  the  Company  entered  into a Loan  and  Security
Agreement (the "Siemens Loan Agreement") with Siemens Telecom Networks ("Siemens") which provides for loans by Siemens of up to an aggregate of $226.0 million to finance the purchase of Siemens equipment and certain equipment from other suppliers. At December 31, 1997, $116.0 million of such facility was available to the Company (of which $7.9 million had been provided). The Company may seek to increase the amount of such facility up to $226.0 million on an as needed basis, subject to the negotiation and execution of mutually satisfactory documentation. In December 1996, the Company entered into an equipment loan and security agreement (the "NTFC Loan Agreement") with NTFC Capital Corp. ("NTFC") which provides for $50.0 million of equipment financing to finance the purchase of equipment and products from Northern Telecom Inc. (all of which had been provided to the Company at December 31, 1997).

         In October 1996, the Company completed a private placement of 2,000,000 special warrants (the "Special Warrants") at a purchase price of $11 1/8 per Special Warrant for aggregate net proceeds of $20.8 million. Each Special Warrant was exercisable for one common share and one-half of one warrant (an "Ordinary Warrant") to purchase one additional common share for a purchase price of $13. Ordinary Warrants to purchase 984,650 Common Shares were exercised in February 1998 resulting in aggregate net proceeds to the Company of $12.8 million.

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

         In March 1997, NACT completed an initial public offering of its common stock pursuant to which the Company and NACT sold one million and two million shares, respectively, of NACT's common stock, resulting in net proceeds to the Company and NACT of approximately $9.0 million and $18.1 million, respectively. In February 1998, the Company completed the sale of its remaining interest in NACT for net proceeds of $86.5 million.

         In May 1997, GST Equipment Funding, Inc. ("GST Funding") completed the sale of $265.0 million principal amount of Secured Notes. Of the $255.8 million of net proceeds from the issuance of the Secured Notes, as of December 31, 1997 approximately $93.8 million had been used to purchase securities pledged to fund the first six interest payments on the Secured Notes and approximately $104.4 million had been used to purchase equipment, including approximately $41.5 million that had been used to refinance indebtedness of GST USA incurred to purchase equipment. The indenture relating to the Secured Notes includes restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by the Company, investment in certain subsidiaries, the sale of assets and the payment of dividends.

         In November 1997, the Company completed a public offering of 6,440,000 Common Shares at $12 per share and $144.0 million of Accrual Notes. The Accrual Notes accrete to a total principal value of $266.9 million in November 2002 with semi-annual cash interest payments beginning May 2003. The Company will use the net proceeds of such offerings, approximately $211.2 million in the aggregate, to fund the expansion of its infrastructure, the expansion of its products and service offerings and for working capital and general corporate purposes.

         As of December 31, 1997, the Company had $790.3 million of indebtedness outstanding. In addition, as of December 31, 1997, the Company had $25.0 million of availability under the Tomen Facility and $108.1 million of availability under the Siemens Loan Agreement. Although the Company's liquidity was substantially improved as a result of the proceeds received from the sale of the 1995 Notes, the Secured Notes and the Accrual Notes, the Company will have significant debt service obligations. The Company will be required to make principal and interest payments of approximately $59.2 million (of which $35.1 million will be made from funds securing the Secured Notes), $63.3 million (of which $35.1 million will be made from funds securing the Secured Notes), $66.1 million (of which $17.6 million will be made from funds securing the Secured Notes), $115.9 million and $114.2 million in 1998, 1999, 2000, 2001 and 2002, respectively. In addition, the Company anticipates that cash flow from operations will be insufficient to repay the 1995 Notes, the Secured Notes and the Accrual Notes in full and that such notes will need to be refinanced. The ability of the Company to effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of the Company. There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations.

         At December 31, 1997, the Company had cash, cash equivalents, and investments, including restricted cash and investments, of approximately $351.1 million, compared to $230.9 million at September 30, 1997. The Company believes that the net proceeds from the sale of NACT and the cash on hand (including the remaining proceeds from the Secured Notes offering available to purchase equipment), and borrowings expected to be available under the Tomen Facility and the Siemens Loan Agreement will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses through March 2000. Thereafter, the Company expects to require additional financing. In the event that the Company's plans or assumptions change or prove to be inaccurate, or its cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). The Company may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained within the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company.

INCOME TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS

         At December 31, 1997, the Company had a U.S. net operating loss carryforward of approximately $130.4 million and a Canadian net operating loss carryforward of approximately Cdn. $11.1 million. While such loss carryforwards are available to offset future taxable income of the Company, the Company does not expect to generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration. Further, the utilization of net operating loss carryforwards against future taxable income is subject to limitation if the Company experiences an "ownership change" as defined in Section 382 of the Code and the analogous provision of the Canada Act.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income." FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of FAS No. 130 in 1998, however, the Company believes that adopting this new accounting standard will not materially impact the manner of presentation of its financial statements as currently and previously reported.

         In June 1997, the FASB issued FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. FAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company is required to adopt the provisions of FAS No. 131 in 1998. The Company has not yet completed its analysis of the impact on the financial statements that will be caused by the adoption of this accounting standard.

YEAR 2000 PROGRAM

         Many computer systems experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. The Company's core internal systems that have been recently implemented are year 2000 compliant. The remaining core internal systems are scheduled to be replaced by the second quarter of 1999 and will be year 2000 compliant when installed. The Company is also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties. Based on its initial evaluation, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         See page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement filed with the Commission on January 28, 1998 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement filed with the Commission on January 28, 1998 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement filed with the Commission on January 28, 1998 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 23, 1994, the Company entered into agreements (the "GST Telecom Agreements") with Pacwest (an entity controlled by John Warta, now the Company's Chairman of the Board and Chief Executive Officer), pursuant to which the Company and Pacwest formed a new corporation, GST Telecom, for the purpose of developing telecommunications networks. Under the terms of the agreements, Pacwest contributed the stock of GST Pacific, GST Tucson and GST Hawaii and the Company made certain funding commitments (all of which were subsequently satisfied) and contributed its 60% interest in GST Tucson, for which the Company received 60% and Pacwest received 40% of the capital stock of GST Telecom. Effective June 1, 1995, the Company acquired an additional 20% ownership interest in GST Telecom from Pacwest in exchange for 1,000,000 Common Shares. Effective October 20, 1995, the Company acquired Pacwest's remaining 20% interest in GST Telecom for which Pacwest was eligible to receive up to a maximum of 1,000,000 Common Shares (valued at $10.00 per Common Share) based upon the fair market value of a 20% interest in GST Telecom, as determined by independent appraisal. The Company engaged an investment banking firm to provide such appraisal, which appraisal valued such 20% interest at not less than $10 million. In November 1996, 1,000,000 Common Shares, which had been held in escrow since October 20, 1995, were distributed to the designees of Pacwest, principally Messrs. Warta and Sander.

         Prior to his employment with the Company, Mr. Warta served as a consultant to Tomen for which he was paid a fee. Mr. Warta continued to serve as a paid consultant to Tomen through June 1997 and served as an unpaid consultant from June 1997 to March 1998. Simultaneously with the execution of the GST Telecom Agreements, Pacwest contracted with the Company to receive a fee equal to 1% of the aggregate debt and equity financing provided by Tomen to the Company. Mr. Sander, Senior Vice President and Treasurer of the Company, is a member of Pacwest and participated in such fees. During the last two fiscal years, the Company incurred approximately $635,000 of such fees to Pacwest. Effective October 1, 1997, the obligation to pay any such fee was terminated.

         Under the Tomen Facility, Tomen has the right to act as procurement agent for each network project it finances. The Company has purchased equipment through Tomen at competitive prices.

         The operations of the Company's Hawaiian microwave network require radio licenses from the FCC. PNI, an entity controlled by Mr. Warta, the Company's Chairman of the Board and Chief Executive Officer, holds the Hawaii microwave licenses. Under agreements between the Company and PNI, the Company pays a monthly fee of $3,000 to PNI and PNI pays an offsetting monthly fee to the Company, in connection with the operation and use of the network. PNI has an application pending with the FCC to assign the microwave radio licenses to Pacwest Network Hawaii Inc., an entity controlled by John Warta. The Company is currently examining the procedures that could be utilized to transfer such licenses to the Company without compensation to PNI.

         See "Business - Magnacom" for a description of transactions relating to Magnacom and PCS Plus Pacific, companies controlled by John Warta, the Company's Chairman of the Board and Chief Executive Officer.

         In November 1996, 1,500,000 of the common shares of Global owned by the Company were purchased at cost from W. Gordon Blankstein, formerly a director and Chairman of the Company.

         Stephen Irwin, Vice Chairman and Secretary of the Company, is of counsel to the law firm of Olshan Grundman Frome & Rosenzweig LLP, counsel to the Company. In connection with such services, such firm received fees of approximately $1.8 million for each of Fiscal 1996 and Fiscal 1997.

         Peter E. Legault, a director of the Company, is a director and Vice President of Thomson Kernaghan, which was engaged by the Company during Fiscal 1996 and Fiscal 1997 to solicit sources of financing for the Company, and was one of the placement agents for the Company's sale of special warrants in October 1996. In connection with such services, such firm received fees of approximately $500,000 during Fiscal 1997.

         In May 1997, the Company loaned $100,000 to Joseph Basile, the President, Chief Operating Officer and a director of the Company, to enable him to purchase a new primary residence in the Vancouver, Washington area. The loan matures in March 2000, accrues interest at a rate of 6% per annum and is to be prepaid to the extent of the proceeds from the sale of Mr. Basile's former residence and from the sale of Common Shares acquired upon exercise of options held by Mr. Basile. Such loan was made pursuant to the terms of his employment agreement with the Company, which was approved by the Board of Directors of the Company.

         As of March 1, 1998, the Company has loaned $72,000 to Daniel Trampush, Senior Vice President and Chief Financial Officer of the Company, to enable him to purchase a new primary residence in the Vancouver, Washington area. The loan is interest-free and matures in March 2002 and is to be prepaid to the extent of the proceeds from the sale of Common Shares acquired upon exercise of options held by Mr. Trampush. Such loan was made pursuant to the terms of his employment agreement with the Company, which was approved by the Board of Directors of the Company.

         In September 1997, an aggregate of 562,500 Common Shares were released from escrow to Ian Watson and W. Gordon Blankstein, former directors and officers of the Company. Such Common Shares were issued to provide incentive in the development of the Company's business and had been held in escrow since 1990 under the policies of the VSE. Such Common Shares were released under the terms of the applicable escrow agreement. In accordance with U.S. generally accepted accounting principles, the Company recognized compensation expense of approximately $5.6 million when such Common Shares were released to Messrs. Watson and Blankstein.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE
           AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements: see the Index to Consolidated Financial Statements.
   (2)   Financial Statement Schedule:  see page S-1.
   (3)   Exhibits:
   3(a) Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended September 30, 1996, as amended (the "1996 Form 10-K").
   3(b)  By-Laws of the Company as amended to date, incorporated by reference to
         Exhibit 3.1 to the Company's Form S-3 (No. 333-38091) (the "Form S-3").

   4(a) Senior Notes Indenture dated as of December 19, 1995, by and among GST USA, Inc., the Company and United States Trust Company of New York, incorporated by reference to Exhibit 2.3 to the Company's Form 20-F for the fiscal year ended September 30, 1995 (the "1995 Form 20- F").
   4(b) Convertible Notes Indenture dated as of December 19, 1995, by and among the Company, GST USA, Inc. and United States Trust Company of New York, incorporated by reference to Exhibit 2.4 to the 1995 Form 20-F.
   4(c) Indenture dated as of May 13, 1997, by and among GST Equipment Funding, Inc., the Company, GST USA, Inc. and United States Trust Company of New York, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 1997 (the "June 1997 10- Q").
   4(d) Indenture dated as of November 19, 1997, by and between the Company and United States Trust Company of New York, incorporated by reference to
         Exhibit 4.1 to the Company's Form S-3 (No. 333-38301) (the "Debt Form S-3").
  10(a) 1995 Stock Option Plan of the Company, as amended to date; incorporated by reference to Exhibit 10(a) to the Company Form 10-K for the fiscal year ended September 30, 1997 (the "1997 Form 10-K").
  10(b) 1996 Stock Option Plan of the Company, as amended to date, incorporated by reference to Exhibit 10(b) to the 1997 Form 10-K.
  10(c) 1996 Employee Stock Purchase Plan of the Company, incorporated by reference to Exhibit 10(c) to the 1997 Form 10-K.
  10(d) 1996 Senior Executive Officer Stock Option Plan of the Company, incorporated by reference to Exhibit 10(d) to the 1997 Form 10-K.
  10(e) 1996 Senior Operating Officer Stock Option Plan of the Company, incorporated by reference to Exhibit 10(e) to the 1997 Form 10-K.
  10(f) Amended and Restated Credit Agreement dated as of April 26, 1995, by and between GST Pacific Lightwave, Inc. and Tomen America Inc., incorporated by reference to Exhibit 1.2 to the 1995 Form 20-F.
  10(g) Collateral Pledge and Security Agreement dated as of May 13, 1997, by and among GST Equipment Funding, Inc., United States Trust Company of New York and the holders of the Notes as defined therein, incorporated by reference to Exhibit 10.4 to the June 1997 Form 10-Q.
  10(h) Agreement and Plan of Merger, dated September 27, 1996 (the "Merger Agreement"), by and among TotalNet Communications Inc. ("TotalNet"), GST Newco of Texas, Inc. and the Company, incorporated by reference to
         Exhibit 2.1 to the Company's Form 8-K dated October 17, 1996 (the "October Form 8-K")
  10(i) Letter dated October 17, 1996 amending the Merger Agreement among the Company, GST Newco of Texas, Inc., and TotalNet, incorporated by reference to Exhibit 2.2 to the October Form 8-K
  10(j) Amended and Restated Master Agreement dated as of May 24, 1996, by and among Tomen America Inc., the Company, GST Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and GST New Mexico Lightwave, Inc., incorporated by reference to Exhibit 10(l) to the 1996 Form 10-K.
 10(k) Amendment No. 2 to GST Telecommunications, Inc. Common Stock Purchase Agreement dated as of May 24, 1996, by and among the Company, Tomen America Inc. and Tomen Corporation, incorporated by reference to
         Exhibit 10(m) to the 1996 Form 10-K.
 10(l)   Credit  Agreement  dated as of May 24,  1996,  by and  between  GST New
         Mexico Lightwave, Inc. and TM Communications LLC, incorporated by reference to Exhibit 10(n) to the 1996 Form 10-K.
 10(m) Credit Agreement dated as of May 24, 1996, by and between GST Tucson Lightwave, Inc. and TM Communications LLC, incorporated by reference to
         Exhibit 10(o) to the 1996 Form 10-K.
 10(n) Amended and Restated Consulting Agreement dated as of September 1, 1995, by and between Sunwest Ventures, Inc. and GST USA, Inc. and GST Telecom, incorporated by reference to Exhibit 10(p) to the 1996 Form 10-K.

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

 10(gg) Agreement dated as of September 30, 1997 by and among GST Telecom Hawaii, Inc., GST Telecom Inc. and Pacwest Network, Inc., incorporated by reference to Exhibit 99.4 to the September 8-K.
 10(hh)  Stock  Purchase  Agreement  dated  December  31,  1997 by and among GST
         Telecommunications, Inc., GST USA, Inc. and World Access, Inc., incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated January 6, 1998.
 *10(ii) 1997 Stock Option Plan of the Company, as amended to date.
 *21     Subsidiaries of the Company.
 *23 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-3 and S-8 of the independent auditors' report included herein.
 *27     Financial Data Schedule.

-----------------------------
*        Filed herewith.

(b) Reports on Form 8-K: The Registrant filed the following Current Reports on Form 8-K during the transition period ended December 31, 1997: (i) Form 8-K dated January 6, 1998, reporting under Item 5 thereof the announcement that World Access, Inc. would buy a 63% interest in NACT from the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 17th day of March, 1998.

                                             GST TELECOMMUNICATIONS, INC.

                                             By: /s/ John Warta
                                                 --------------------------
                                                 John Warta,
                                                 Chairman of the Board

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Warta, Stephen Irwin, Daniel
Trampush and Clifford V. Sander his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                                        DATE
          ---------                         -----                                        ----
 /s/ John Warta                    Chairman of the Board, Chief Executive              March 17, 1998
--------------------------------   Officer (Principal Executive Officer) and
      (John Warta)                 Director

 /s/ Daniel L. Trampush            Senior Vice President and Chief Financial           March 17, 1998
--------------------------------   Officer (Principal Financial Officer)
      (Daniel L. Trampush)

 /s/ Clifford V. Sander            Senior Vice President, Treasurer and Chief          March 17, 1998
--------------------------------   Accounting Officer (Principal Accounting
      (Clifford V. Sander)         Officer)

 /s/ Stephen Irwin                 Vice Chairman of the Board, Secretary and           March 17, 1998
--------------------------------   Director
      (Stephen Irwin)

 /s/ Joseph A. Basile, Jr.         President, Chief Operating Officer and              March 17, 1998
--------------------------------   Director
      (Joseph A. Basile, Jr.)


          SIGNATURE                         TITLE                                        DATE
          ---------                         -----                                        ----


------------------------------     Director
       (Peter E. Legault)

 /s/ Jack G. Armstrong
------------------------------     Director                                            March 17, 1998
       (Jack G. Armstrong)


------------------------------     Director
        (Mitsuhiro Naoe)

 /s/ Joseph G. Fogg, III
------------------------------     Director                                            March 17, 1998
      (Joseph G. Fogg, III)

 /s/ Thomas E. Sawyer
------------------------------     Director                                            March 17, 1998
       (Thomas E. Sawyer)

 /s/ A. Roy Megarry
------------------------------     Director                                            March 17, 1998
        (A. Roy Megarry)

The Company's Authorized
Representative
in the United States

 /s/ Daniel L. Trampush
------------------------------
Daniel L. Trampush                                                                     March 17, 1998

                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page(s)

GST TELECOMMUNICATIONS, INC.

Independent Auditors' Report...............................................F-2

Consolidated Balance Sheets at December 31, 1997, and
  September 30, 1997 and 1996..............................................F-3

Consolidated Statements of Operations for the
  the three-month period ended December 31, 1997 and
  the years ended September 30, 1997, 1996 and
  1995.....................................................................F-4

Consolidated Statements of
  Shareholders' (Deficit) Equity at December 31, 1997
  and September 30, 1997, 1996 and 1995....................................F-5

Consolidated Statemnts of Cash Flows for the
   three-month period ended December 31, 1997
   and the years ended September 30, 1997, 1996
   and 1995................................................................F-6

Notes to Consolidated Financial Statements.................................F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
GST Telecommunications, Inc.:

We have audited the accompanying consolidated balance sheets of GST Telecommunications, Inc. and subsidiaries as of December 31, 1997 and September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for the three-month period ended December 31, 1997 and for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GST Telecommunications, Inc. and subsidiaries as of December 31, 1997 and September 30, 1997 and 1996, and the results of its operations and cash flows for the three-month period ended December 31, 1997 and for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles in the United States.

Accounting principles generally accepted in the United States vary in certain significant respects from accounting principles generally accepted in Canada.
Application of accounting principles generally accepted in Canada would have affected results of operations and shareholders' (deficit) equity for the three-month period ended December 31, 1997 and for each of the years in the three-year period ended September 30, 1997, to the extent summarized in note 11 to the consolidated financial statements.



/s/ KPMG Peat Marwick LLP
-------------------------
Portland, Oregon
February 25, 1998

                          GST TELECOMMUNICATIONS, INC.

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)

                                (In U.S. Dollars)

                                                                                    December 31,            September 30,
                                       ASSETS                                           1997             1997           1996
                                       ------                                           ----             ----           ----

Current assets:
      Cash and cash equivalents                                                     $  199,053         $ 55,862      $ 61,343
      Restricted cash and investments                                                   31,731           50,039        16,000
      Accounts receivable, net                                                          27,324           22,373         9,472
      Investments                                                                        7,619            3,322         5,176
      Inventory, net                                                                     3,412            3,458         2,406
      Other current assets                                                              13,127           12,588         6,151
                                                                                    ----------         --------      --------
                                                                                       282,266          147,642       100,548

Restricted investments                                                                 112,719          121,711             -
Property and equipment, net                                                            406,895          364,514       127,575
Goodwill, net                                                                           36,056           36,936        35,730
Other assets, net                                                                       60,238           57,602        37,848
                                                                                    ----------         --------      --------
                        Total assets                                                $  898,174         $728,405      $301,701
                                                                                    ==========         ========      ========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
      Accounts payable                                                              $   14,798         $ 21,707      $ 12,443
      Accrued expenses                                                                  30,869           42,131        26,743
      Current portion of capital lease obligations                                       6,286            6,423           722
      Current portion of long-term debt                                                  4,579            4,233         4,832
      Other current liabilities                                                            993              607           726
                                                                                    ----------         --------      --------
                                                                                        57,525           75,101        45,466
                                                                                    ----------         --------      --------

Other liabilities                                                                        1,409            1,088           158
Capital lease obligations, less current portion                                         13,994           15,340         1,453
Long-term debt, less current portion                                                   765,434          612,703       232,674
Minority interest                                                                       12,732           12,208           182

Commitments and contingencies

Redeemable preference shares:
      Authorized - 10,000,000 no par shares; 500 shares issued and outstanding at December 31, 1997 and September 30, 1997, no shares issued or
           outstanding at September 30, 1996                                            54,635           51,756             -

Shareholders' (deficit) equity:
      Common shares:
           Authorized - unlimited number of no par common shares; issued and outstanding - December 31, 1997 - 34,564,898 shares, September
               30, 1997 - 27,627,442 shares, September 30, 1996 - 21,257,697 shares    221,105          145,475        72,647
      Commitment to issue common shares:
           December 31, 1997 - 50,887 shares, September 30, 1997 - 288,061 shares,
               September 30, 1996 - 1,988,230 shares                                       604            4,405        25,454
      Accumulated deficit                                                             (229,264)        (189,671)      (76,333)
                                                                                      --------         --------        ------
                                                                                        (7,555)         (39,791)       21,768
                                                                                      ---------        --------        ------
                        Total liabilities and shareholders' (deficit) equity          $898,174         $728,405      $301,701
                                                                                       =======          =======       =======

See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                      Consolidated Statements of Operations

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

                                                                           Three-month
                                                                           period ended           YEARS ENDED SEPTEMBER 30,
                                                                           December 31,       ---------------------------------
                                                                              1997            1997           1996          1995
                                                                              ----            ----           ----          ----

Revenues:
      Telecommunication and other services                                  $   27,552    $    82,593     $   31,726   $   11,118
      Product                                                                    8,706         23,374          9,573         7,563
                                                                            ----------    -----------     ----------     ---------

                     Total revenues                                             36,258        105,967         41,299        18,681
                                                                            -----------   -----------     ----------     ---------

Operating costs and expenses:
      Network expenses                                                          19,427         66,250         26,580        10,103
      Facilities administration and maintenance                                  3,511         12,304         10,317         2,096
      Cost of product revenues                                                   3,102          7,990          3,974         3,096
      Selling, general and administrative                                       22,428         79,491         33,375        11,373
      Research and development                                                     781          2,316          1,352         1,270
      Depreciation and amortization                                              8,864         24,159          8,298         2,374
                                                                            ----------    -----------     ----------     ---------

                     Total operating costs and expenses                         58,113        192,510         83,896        30,312
                                                                            ----------    -----------     ----------     ---------

                     Loss from operations                                      (21,855)       (86,543)       (42,597)      (11,631)
                                                                            ----------    -----------     ----------     ---------

Other expenses (income):
      Interest income                                                           (4,101)        (7,026)        (5,549)         (303)
      Interest expense, net of amounts capitalized                              18,948         37,665         21,224           838
      Loss from joint venture and investments                                    1,286          1,482          1,521         1,187
      Other                                                                        283         (6,841)           839           160
                                                                            ----------    -----------     ----------       -------

                                                                                16,416         25,280         18,035         1,882
                                                                            ----------    -----------     ----------     ---------
                     Loss before minority interest in (income)
                           loss of subsidiaries and income tax                 (38,271)      (111,823)       (60,632)      (13,513)
                                                                            ----------    -----------     ----------     ---------

Income tax expense:
      Current                                                                      758          1,802            157            70
      Deferred                                                                      92           (899)             -            96
                                                                            ----------    -----------     ----------      --------

                                                                                   850            903            157           166
                                                                            -----------   -----------     ----------     ---------
                     Loss before minority interest in (income)
                           loss of subsidiaries                                (39,121)      (112,726)       (60,789)      (13,679)

Minority interest in (income) loss of subsidiaries                                (472)          (612)           411         2,364
                                                                            ----------    -----------     ----------     ----------
                     Net loss                                               $  (39,593)   $  (113,338)    $  (60,378)  $  (11,315)
                                                                            ==========    --=========     ==========     ==========
Net loss per share, basic and dilutive                                      $    (1.39)   $     (4.71)    $   (3.18)   $     (0.82)
                                                                            ==========    ===========     ==========     ==========
Weighted average common shares, basic
      and diluted                                                           30,804,376     24,702,870     18,988,127    13,780,796

          See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

            Consolidated Statements of Shareholders' (Deficit) Equity

                      (In thousands, except share amounts)

                                (In U.S. Dollars)

                                                                                  Commitment to
                                                                                  issue common                            Total
                                                   Common shares                 shares (Note 7)                      shareholders'
                                                -------------------            -------------------   Accumulated        (deficit)
                                                 Shares         Amount         Shares      Amount       deficit          equity
                                                 ------         ------         ------      ------       -------          ------
Balance, September 30, 1994                    11,910,650      $ 22,036       551,536     $ 3,038     $  (4,640)       $  20,434

Issuance of common shares for services             34,057           150            -           -             -               150
Issuance of common shares in business
      combinations                              1,719,785         8,785      (551,536)     (3,038)           -             5,747
Issuance of common shares, net                  4,593,598        17,965            -           -             -            17,965
Issuance of common shares under option
      plans                                       442,200         1,230            -           -             -             1,230
Commitment to issue shares for business
      combinations                                     -             -        336,498       1,494            -             1,494
Net loss                                               -             -             -           -        (11,315)         (11,315)
                                              -----------        ------     ---------      ------     ------------     ---------

Balance, September 30, 1995                    18,700,290        50,166       336,498       1,494       (15,955)          35,705

Issuance of common shares for services             85,627           621            -           -             -               621
Issuance of common shares in business
      combinations                              1,200,873        11,097      (168,249)       (747)           -            10,350
Issuance of common shares, net                  1,189,849         9,672            -           -             -             9,672
Issuance of common shares under option
      plans                                        67,500           293            -           -             -               293
Commitment to issue shares for business
      combinations                                     -             -      1,819,981      24,707            -            24,707
Issuance of common shares under employee
      shares purchase plan                         13,558           132            -           -             -               132
Accrual of compensation costs for share
      awards and option plans                          -            666            -           -             -               666
Net loss                                               -             -             -           -        (60,378)         (60,378)
                                              -----------        ------     ---------     -------     -----------     ----------

Balance, September 30, 1996                    21,257,697        72,647     1,988,230      25,454       (76,333)          21,768

Issuance of common shares for services             25,000           221            -           -             -               221
Issuance of common shares in business
      combinations                              3,132,854        29,394    (1,700,169)    (21,049)           -             8,345
Issuance of common shares and warrants,
      net                                       2,505,882        32,666            -           -             -            32,666
Issuance of common shares under option
      plans                                       643,016         3,309            -           -             -             3,309
Issuance of common shares under employee
      shares purchase plan                         62,993           400            -           -             -               400
Accrual of compensation costs for share
      awards and option plans                          -          9,807            -           -             -             9,807
Accretion of redeemable preference shares              -         (2,969)           -           -             -            (2,969)
Net loss                                               -             -             -           -       (113,338)        (113,338)
                                              -----------        ------     ---------     -------     ---------       ----------

Balance, September 30, 1997                    27,627,442       145,475       288,061       4,405      (189,671)         (39,791)

Issuance of common shares in business
      combinations                                246,392         3,801      (237,174)     (3,801)           -                -
Issuance of common shares, net                  6,440,000        73,092            -           -             -            73,092
Issuance of common shares under option
      plans                                       158,209         1,107            -           -             -             1,107
Issuance of common shares under employee
      shares purchase plan                         75,198           463            -           -             -               463
Accrual of compensation costs for share
      awards and option plans                          -            179            -           -             -               179
Accretion of redeemable preference shares              -         (3,145)           -           -             -            (3,145)
Conversion of senior subordinated discount
      notes                                        17,657           133            -           -             -               133
Net loss                                               -             -             -           -        (39,593)         (39,593)
                                              -----------      --------     ---------     -------     ---------          -------

Balance, December 31, 1997                     34,564,898      $221,105        50,887     $   604     $(229,264)         $(7,555)
                                              ===========      ========     =========     =======     =========          =======

          See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                (In U.S. Dollars)

                                                                      Three-month
                                                                      period ended             Years ended September 30,
                                                                      December 31,      ---------------------------------------
                                                                        1997            1997              1996           1995
                                                                        ----            ----              ----           ----
Operations:
      Net loss                                                       $(39,593)       $(113,338)        $(60,378)      $(11,315)
      Adjustments to reconcile net loss to net cash used
           in operations:
               Minority interest in income (loss) of subsidiary           472              612             (411)        (2,364)
               Depreciation and amortization                           10,115           26,634            9,496          2,824
               Deferred income taxes                                       92             (899)              -              96
               Accretion of interest                                    8,276           19,236           19,978             -
               Non-cash stock compensation and other expense              374           10,028            1,293            301
               Loss on disposal of assets                                  -               679            1,012            122
               Equity in losses of investments and joint venture        1,286            1,482            1,521          1,187
               Gain on sale of subsidiary shares                           -            (7,376)              -              -
               Changes in non-cash operating working capital:
                     Accounts receivable, net                          (3,547)         (11,284)          (1,066)        (1,549)
                     Inventory                                             46             (455)          (2,019)           (13)
                     Other current and other assets, net                 (631)          (7,172)          (5,304)          (417)
                     Accounts payable and accrued liabilities         (18,177)          24,970            2,387           (190)
                     Other liabilities                                    707             (119)             185            262
                                                                    ---------        ---------         --------       --------

                           Cash used in operations                    (40,580)         (57,002)         (33,306)       (11,056)
                                                                    ---------        ---------         --------       --------

Investments:
      Acquisition of subsidiaries, net of cash acquired                (2,105)          (1,618)          (1,441)           207
      Settlement of notes receivable                                       -                 -               -           3,367
      Purchase of investments                                          (4,297)          (3,247)          (9,799)           848
      Proceeds from sale of investments                                    -             5,176            5,493             -
      Purchase of fixed assets                                        (45,970)        (222,001)         (76,192)       (27,730)
      Proceeds from sale of fixed assets                                   -             5,774                8             -
      Purchase of other assets                                         (1,866)         (14,058)          (7,743)        (1,829)
      Change in cash and investments restricted for the
           purchase of property and equipment                          11,143          (58,701)         (16,000)            -
      Proceeds from the sale of subsidiary shares, net                    141           27,105               -             615
                                                                     --------        ---------         --------       --------

                           Cash used in investing activities          (42,954)        (261,570)        (105,674)       (24,522)
                                                                     --------        ---------         --------       --------

Financing:
      Proceeds from long-term debt                                    151,420           353,257         196,207         19,857
      Issuance of redeemable preference shares, net                        -             48,679              -              -
      Principal payments on long-term debt and capital leases         (10,101)           (7,455)         (2,112)          (816)
      Issuance of common shares, net of issuance costs                 74,629            27,692          10,098         19,195
      Deferred debt financing costs                                    (5,380)          (12,033)         (9,894)          (853)
      Change in investments restricted to finance interest
           payments                                                    16,157           (97,049)             -              -
                                                                     --------        ----------        --------       --------

                           Cash provided by financing activities      226,725           313,091         194,299         37,383
                                                                     --------        ----------        --------       --------

                           Increase (decrease) in cash and cash
                                 equivalents                          143,191            (5,481)         55,319          1,805

Cash and cash equivalents, beginning of period                         55,862            61,343           6,024          4,219
                                                                     --------        ----------        --------       --------

Cash and cash equivalents, end of period                             $199,053        $   55,862        $ 61,343       $  6,024
                                                                     ========        ==========        ========       ========

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                                 (In thousands)

                                (In U.S. Dollars)

                                                                   Three-monthd
                                                                   period ended        Years ended September 30,
                                                                   December 31,    ---------------------------------
                                                                      1997         1997            1996         1995
                                                                      ----         ----            ----         ----

Supplemental disclosure of cash flow information:
      Cash paid for interest                                        $21,684      $ 4,982        $ 1,813       $   364
      Cash paid for income taxes                                      1,038          638            -             264

Supplemental schedule of non-cash investing and
   financing activities:
           Recorded in business combinations:
               Assets                                                 2,605       14,148         45,477        17,081
               Liabilities                                              500        4,369         11,665         7,706
               Minority interest                                        -            -           (2,686)        1,797
               Commitment to issue shares                               -            -            5,613         1,494
               Common Shares                                            -          8,161         29,444         5,747
           Amounts in accounts payable and accrued
               liabilities for the purchase of fixed assets
               at end of period                                      19,029       19,718         18,291         4,363
           Accretion of redeemable preference shares                  3,145        2,969            -             -
           Assets acquired through capital leases                       480       21,765            -             128
           Debt converted to equity                                     133        -                -             -


See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                December 31, 1997 and September 30, 1997 and 1996

                                (In U.S. Dollars)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) DESCRIPTION OF THE COMPANY

         GST Telecommunications, Inc. (the Company) is a Canadian company in the business of providing competitive local exchange services primarily in the western United States. In addition, the Company provides a range of telecommunications services, including long distance, Internet and data services, and produces telecommunications switching equipment and software.

         The consolidated financial statements for the three-month period ended December 31, 1997 and the years ended September 30, 1997, 1996 and 1995 have been reported in U.S. dollars, the functional currency of the Company.

   (b) CHANGE IN FISCAL YEAR-END

         In 1997, the Company changed its fiscal year-end from September 30 to December 31. Included in the accompanying audited financial statements are the results of operations for the three-month transition period ended December 31, 1997. Unaudited results of operations for the comparable three-month period ended December 31, 1996 are summarized below:

               Revenues                                       $  23,217
               Loss from operations                             (17,988)
               Other expenses, net                               (4,646)
               Income tax expense                                   -
               Net loss                                         (22,634)
               Loss per share, basic and diluted                  (1.02)

   (c) BASIS OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. The Company's investments in unconsolidated companies owned 20% or more are accounted for using the equity method. All significant intercompany accounts have been eliminated.

   (d) CASH AND CASH EQUIVALENTS

         Cash equivalents consist of short-term, highly liquid investments with original maturities of ninety days or less.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (e) ACCOUNTS AND NOTES RECEIVABLE

         The Company maintains a security interest in the telecommunications systems it sells until the Company is paid in full. Notes receivable from customers total $4,055, $3,334 and $623 at December 31, 1997 and September 30, 1997 and 1996, respectively. Management provides an allowance for doubtful accounts and notes based on current customer information and historical statistics. The allowance for doubtful accounts was $3,956, $3,582 and $1,264 at December 31, 1997 and September 30, 1997 and 1996, respectively.

   (f)  CASH AND INVESTMENTS

         The Company follows the provisions of Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

         The Company classifies its restricted investments, consisting at December 31, 1997 of $143,375 in U.S. Treasury securities and $1,075 in certificates of deposit, as available-for-sale and held-to-maturity. Held-to-maturity investments, recorded at amortized cost, totaling $81,966 and $97,049 at December 31, 1997 and September 30, 1997,
         respectively, and maturing between three months and three years, are restricted primarily for interest payments. Available-for-sale investments, totaling $62,484 and $74,701 at December 31, 1997 and September 30, 1997, respectively, and maturing between two months and one year, are restricted for equipment purchases. Available-for-sale securities are recorded at amortized cost which approximates the market value of such securities at December 31, 1997 and September 30, 1997.

         The Company's unrestricted investments totaling $7,619, $3,322 and $5,176 at December 31, 1997 and September 30, 1997 and 1996, respectively, consist of U.S. government securities and certificates of deposit, all maturing within one year, and are classified as available-for-sale which approximates market value.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (g) INVENTORY, NET

         Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value) and consists of the following:

                                                  December 31,    September 30,  September 30,
                                                     1997            1997           1996
                                                     ----            ----           ----

               Raw materials                         $1,577         $1,290        $  378
               Work in process                          587            499           346
               Finished and refurbished goods         1,248          1,669         1,682
                                                     ------         ------        ------
                              Inventory, net         $3,412         $3,458        $2,406
                                                     ======         ======        ======

   (h) INVESTMENTS IN AFFILIATES

         The Company has an approximate 25% interest in GST Global Telecommunications, Inc. (GST Global), a corporation traded publicly on the Vancouver Stock Exchange which conducts telecommunications operations on a worldwide basis. The carrying value of this investment, which is included in other assets in the accompanying consolidated balance sheet, was $593, $1,879 and $3,634 at December 31, 1997, September 30, 1997 and 1996, respectively.

   (i)  MINORITY INTEREST

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

         As discussed in note 13, the Company sold its remaining interest in NACT in February 1998.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (j)  PROPERTY AND EQUIPMENT

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

         Construction, engineering and overhead costs directly related to the development of the Company's networks are capitalized. The Company begins depreciating these costs when the networks become commercially operational. Depreciation expense totaled $6,240, $14,985, $5,569 and $1,198 for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.

   (k) GOODWILL

         Goodwill is amortized, using the straight-line method, over periods ranging from five to twenty years. The Company assesses the carrying amount of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the goodwill to the net carrying value. Amortization charged to operations was $1,054, $4,044, $1,690 and $389 for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.

   (l)  REVENUE RECOGNITION

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

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

  (m)  NET LOSS PER SHARE

         Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Accordingly, "basic net loss per share" for the three-month period ending December 31, 1997 and for all prior periods presented is computed using the weighted average number of common shares outstanding during each period. Given the Company's net loss for all periods presented, the effect of potentially dilutive common share equivalents are anti-dilutive. Therefore, the weighted average number of common shares outstanding for the basic and diluted net loss per share calculations are equal for all periods presented. Net loss is increased for redeemable preference shares' accretion totaling $3,145 and $2,969 for the three-month period ended December 31, 1997 and the year ended September 30, 1997, respectively.

   (n) ISSUANCE OF SUBSIDIARY STOCK

         Issuances of subsidiary stock are accounted for as capital transactions in the accompanying consolidated financial statements.

   (o) CONCENTRATION OF CREDIT RISK

         For purposes of segment reporting, the Company is presently operating 100% in the telecommunications industry in the United States and results of operations are derived from United States operations and substantially all assets reside in the United States. The Company is exposed to concentration of credit risk principally from accounts receivable. The Company's five largest telecommunications services customers accounted for approximately 16.8%, 20.8%, 46.9% and 26.8% of the Company's consolidated telecommunications services revenue for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.

   (p) INCOME TAXES

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

   (s)  ADVERTISING COSTS

         The Company expenses advertising costs as incurred.

   (t)  RECLASSIFICATIONS

         Certain   reclassifications   have  been   made  in  the   accompanying
         consolidated financial statements for September 30, 1997, 1996 and 1995 to conform with the December 31, 1997 presentation.

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

   (a) ACTION TELCOM CO. (ACTION TELCOM)

         In the third quarter of 1997, the Company acquired 100% of the outstanding capital stock of Action Telcom, a Texas company which provides long distance and ancillary telecommunications services, and produces software used in the telecommunications industry. The Company acquired Action Telcom for consideration of 903,000 common shares valued at $8,161, $1,290 in cash and $2,580 in notes payable. The purchase agreement provides for an additional payment of up to 150,000 common shares over the next two years, contingent on future market values of the Company's common shares. Goodwill of $3,863 was recorded as a result of this acquisition.

   (b) PHOENIX FIBER ACCESS, INC. (PHOENIX FIBER)

         In the first quarter of 1997, the Company paid $2,000 in cash to acquire the remaining 50% of Phoenix Fiber, previously 50% owned by the Company through a joint venture with ICG Telecom Group, Inc. (ICG). In addition, the Company assumed the repayment of up to $2,000 of intercompany indebtedness, under certain circumstances, and indemnified ICG in respect of all indebtedness of Phoenix Fiber to the Company and third parties, other than certain liabilities of Phoenix Fiber that were assumed by ICG. Phoenix Fiber is an Arizona company engaged in providing competitive local exchange services in the Phoenix metropolitan area.

   (c) CALL AMERICA BUSINESS COMMUNICATIONS, CORP. (CALL AMERICA)

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

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (d) TOTALNET COMMUNICATIONS, INC. (TOTALNET)

         In the fourth quarter of 1996, the Company acquired 100% of the outstanding capital stock of TotalNet, a long distance service provider. The Company acquired TotalNet for consideration of 703,229 common shares valued at $8,814. Goodwill of $4,774 was recorded as a result of this acquisition.

   (e) GST TELECOM INC. (GST TELECOM)

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

   (f)  OTHERS

         In October 1997, the Company purchased the assets of the Guam operations of Sprint Communications Company L.P. (Sprint) which provide long distance and ancillary services in Guam. Consideration paid for this acquisition consisted of $2,000 in cash and $500 in liabilities for services to be provided to Sprint.

         In the third quarter of 1996, the Company purchased from Tomen America, Inc. (Tomen) the remaining 10% interest in GST Pacific Lightwave, Inc., a GST Telecom subsidiary which operates a fiber optic competitive local exchange network in southern California. The consideration paid for this acquisition consisted of $1,250 in cash, which was recorded as goodwill.

         During 1996, the Company acquired the assets of Reservations, Inc. dba Hawaii OnLine (Hawaii On Line), the assets of Texas-Ohio Communications, Inc. (Texas-Ohio), and 100% of the outstanding capital stock of Tri-Star Residential Communications, Inc. (Tri-Star). Hawaii On Line is an Internet service provider; Texas-Ohio is a long distance service provider; and Tri-Star provides shared tenant services consisting of long distance, cable television and security service to tenants of multi-dwelling apartment units. Consideration paid for these acquisitions consisted of 199,887 common shares valued at $1,862, a commitment to issue approximately 50,887 common shares valued at $604 over the next year, and $719 of cash. Goodwill of $1,044 was recorded as a result of these acquisitions.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         The pro forma results shown below reflect results of operations as if the acquisitions described above occurred as of the beginning of each of the periods presented. Pro forma results for the three-month period ended December 31, 1997 are not shown as the current period acquisition was effective October 1, 1997.

                                              Year                 Year
                                              ended                ended
                                            September 30,       September 30,
                                                1997                1996
                                                ----                ----
                                                       (Unaudited)

               Revenues                        $ 118,098         $ 88,079
               Net loss                         (115,419)         (70,097)
               Net loss per share                  (4.68)           (3.15)

         The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

(3) PROPERTY AND EQUIPMENT

                                                 December 31,  September 30,  September 30,
                                                    1997           1997            1996
                                                    ----           ----            ----
            Telecommunications networks            $132,028      $ 95,447     $ 25,551
            Electronic and related equipment         68,636        60,050       31,547
            Leasehold improvements                   21,673         9,201        3,619
            Furniture, office equipment and
                  other                              15,089        14,643        8,746
            Buildings                                 3,366         3,366        2,134
            Construction in progress                192,888       202,545       63,117
                                                   --------      --------     --------
                                                    433,680       385,252      134,714

            Less accumulated depreciation           (26,785)      (20,738)      (7,139)
                                                   --------     ---------     --------
                                                   $406,895      $364,514     $127,575
                                                   ========     =========     ========

         Property and equipment includes $192,888, $202,545 and $63,117 of equipment which had not been placed in service at December 31, 1997 and September 30, 1997 and 1996, respectively, and accordingly, is not being depreciated. During the three-month period ended December 31, 1997 and the three years ended September 30, 1997, 1996 and 1995, $3,726, $15,170, $2,316 and $291 of interest, respectively, was capitalized as part of telecommunications networks and networks in progress.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(4) ACCRUED EXPENSES

                                                  December 31,     September 30,      September 30,
                                                     1997               1997              1996
                                                     ----               ----              ----
            Fixed asset purchases                   $12,157           $11,531           $14,153
            Acquisition costs                           500              --               4,213
            Carrier costs                                98             2,113             4,057
            Interest payable                          8,096            18,076               430
            Payroll and related liabilities           2,721             3,278             1,747
            Other                                     7,297             7,133             2,143
                                                    -------           -------           -------

                              Total                 $30,869           $42,131           $26,743
                                                    =======           =======           =======

(5) LONG-TERM DEBT

                                                  December 31,     September 30,      September 30,
                                                     1997               1997              1996
                                                     ----               ----              ----

            Senior secured notes, 13.25%,
                  due May 1, 2007                    $265,000         $265,000         $   --
            Note payable to Tomen, LIBOR
                  plus 3% (9.0% at December 31,
                  1997)                                61,793           69,137           31,771
            Note payable to NTFC, LIBOR
                  plus 3.5% (9.5% at December 31,
                  1997)                                50,000           44,634             --
            Note payable to Siemens, LIBOR
                  plus 3.5% (9.5% at December 31,
                  1997)                                 7,889            5,846             --
            Senior discount notes, 13.875%,
                  due December 15, 2005               210,136          203,280          177,760
            Convertible senior subordinated
                  discount notes, 13.875%, due
                  December 15, 2005                    26,133           25,410           22,220
            Senior subordinated accrual notes,
                  12.75%, due November 15, 2007       146,142             --               --
            Other                                       2,920            3,629            5,755
                                                     --------         --------         --------

                                                      770,013          616,936          237,506

            Less current portion of long-term debt      4,579            4,233            4,832
                                                     --------         --------         --------

                                                     $765,434         $612,703         $232,674
                                                     ========         ========         ========


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                               (In U.S. Dollars)

         The schedule of future principal payments on long-term debt is as follows:

               Year ending December 31:

                     1998                                      $  4,579
                     1999                                        14,628
                     2000                                        19,115
                     2001                                        22,242
                     2002                                        22,945
                     Thereafter                                 686,504
                                                                -------

                                                               $770,013
                                                                =======

   (a) SENIOR SECURED NOTES

         In the third quarter of 1997, the Company issued $265,000 in Senior Secured Notes (the Secured Notes) due May 1, 2007. The Secured Notes bear interest at a rate of 13.25% with semiannual interest payments due beginning November 1, 1997. Approximately $93,790 of the proceeds were set aside to fund the first six scheduled interest payments. The remainder of the net proceeds are restricted to the purchase and installation of telecommunications equipment. The Secured Notes are secured by the equipment purchased with the proceeds and are subject to certain debt covenants.

   (b) TOMEN FACILITY

         In the first quarter of 1995, the Company entered into a master financing agreement with Tomen. Under the agreement, Tomen will loan up to $100,000 to subsidiaries of the Company for development and construction of network projects. As of December 31, 1997, Tomen had provided a total of $69,468 in debt financing to the Company's subsidiaries for construction and operation of its fiber optic networks in southern California, New Mexico, Arizona and Hawaii. The Tomen financing is secured by the equipment purchased with the proceeds and subject to certain debt covenants.

   (c) NTFC CAPITAL CORPORATION (NTFC) AGREEMENT

         In the first quarter of 1997, the Company entered into a $50,000 loan and security agreement with NTFC to finance the purchase of certain equipment from Northern Telecom, Inc. Amounts borrowed under the agreement bear interest at LIBOR plus 3.5% and will be repaid in twenty quarterly installments beginning in January 1999. The loan is secured by the equipment purchased with the proceeds and subject to certain debt covenants.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (d) SIEMENS TELCOM NETWORKS (SIEMENS) AGREEMENT

         In the fourth quarter of 1996, the Company entered into a loan and security agreement with Siemens. Under the terms of the agreement, Siemens will loan up to $226,000 to the Company for the purchase and installation of telecommunications switching and related equipment. At December 31, 1997, $116,000 was available to the Company. Amounts borrowed under the agreement initially bear interest at LIBOR plus 4.5% and are secured by the equipment. Such interest decreases to LIBOR plus 3.5% at the time each initial loan is converted to a term loan, which conversion occurs at the first calendar quarter following the initial loan. The Company is committed to purchase a minimum of $16,500 in equipment over three years. Amounts borrowed under the agreement will be repaid in twenty-four quarterly installments beginning five quarters after the initial loan is converted to a term loan. The loan is subject to certain debt covenants.

   (e) SENIOR DISCOUNT NOTES AND CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES

         In the first quarter of 1996, the Company issued approximately $160,000 in 13.875% Senior Discount Notes (the Senior Notes) and $20,000 in 13.875% Convertible Senior Subordinated Discount Notes (the Convertible Notes) maturing on December 15, 2005 (together the Notes). The Notes were sold at a substantial discount and there will be no accrual of cash interest prior to December 15, 2000 or payment of interest until June 15, 2001. The Notes accrete to a total principal amount, due December 15, 2005, of approximately $351,500 by December 15, 2000. The Senior Notes rank in right of payment with all unsubordinated indebtedness of the Company while the Convertible Notes are junior to all senior Company debt.

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

         On or after December 15, 2000, the Notes will be redeemable at the option of the Company. The Notes are subject to certain debt covenants.


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (f)  SENIOR SUBORDINATED ACCRUAL NOTES

         In November 1997, the Company issued $144,000 in 12.75% Senior Subordinated Accrual Notes (the Accrual Notes). Cash interest on the Accrual Notes will not be accrued until November 15, 2002 or paid until May 15, 2003. The Accrual Notes accrete to a total principal amount, due November 15, 2007, of $266,885 by November 15, 2002. The Accrual Notes are subordinated to all senior indebtedness, including the Notes.

         The Accrual Notes are redeemable at the option of the Company, in whole or in part after November 15, 2002. Prior to November 15, 2000, up to one-third of the aggregate principal amount of the Accrual Notes may be redeemed by the Company from the proceeds of one or more sales of the Company's common shares.

         The Accrual Notes are subject to certain debt covenants.

(6) REDEEMABLE PREFERENCE SHARES

         The Company's Board of Directors has the authority, without any further vote or action by the Company's shareholders, to issue up to 10,000,000 Preference Shares, without par value, in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including, without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference.

         In February 1997, the Company consummated a private placement of $50,000 of 500 Redeemable Preference Shares. The Redeemable Preference Shares do not pay dividends in cash, except to the extent such dividends are paid on Common Shares. In addition, the liquidation, conversion and redemption prices of the Redeemable Preference Shares accrete semiannually at a rate of 11.875%.

         The Company is required to redeem the Redeemable Preference Shares on February 28, 2004 (the Mandatory Redemption Date) in cash at a redemption price of approximately $224,000 per share (the Mandatory
         Redemption  Price);   provided  that  to  the  extent  the  Company  is
         prohibited from paying such redemption price in cash, the holders of Redeemable Preference Shares have the option to convert each Redeemable Preference Share into a number of Common Shares equal to the Mandatory Redemption Price divided by 95% of the then market price for Common Shares. In the event the Company is prevented from paying the redemption price for Redeemable Preference Shares in cash and any holder of Redeemable Preference Shares does not exercise such conversion option, the Company has the option of extending the Mandatory Redemption Date to August 28, 2007. The Company has the option of redeeming the Redeemable Preference Shares at any time after February 28, 2000 in cash at a redemption price per Redeemable Preference Share equal to the number of Common Shares into which such Redeemable Preference Share is then convertible multiplied by the price at which such Redeemable Preference Share would become subject to mandatory conversion.

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

(7) SHAREHOLDERS' (DEFICIT) EQUITY

     (a) COMMITMENT TO ISSUE SHARES

         Pursuant to the terms of the purchase agreements discussed in note 2, the Company is committed to issue approximately 50,887 shares valued at $604 at various times over the next year.

     (b) STOCK-BASED COMPENSATION

         The  Company  has  five  stock-based   compensation  plans,  which  are
         described below. The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with SFAS 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost is generally not recognized for options awarded in the 1995 and 1996 Stock Incentive Plans, the Employee Stock Purchase Plan and fixed stock option awards under the Senior Operating and Executive Officer Stock Option Plans. Compensation cost recognized in the statements of operations for the three-month period ended December 31, 1997 and for the years ended September 30, 1997 and 1996 totaled $149, $9,747 and $666, respectively, for performance-based awards. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions for grants for the three-month period ended December 31, 1997 and for the years ended September 30, 1997 and 1996 are as follows:

                                         Fixed option awards     Performance-based option awards    Employee Stock Purchase Plan
                                         -------------------     -------------------------------    ----------------------------
                                  December 31,   September 30,   December 31,    September 30,     December 31,   September 30,
                                                 -------------                   -------------                 -------------
                                      1997      1997      1996      1997       1997      1996          1997      1997     1996
                                      ----      ----      ----      ----       ----      ----          ----      ----     ----
         Expected volatility            58%       56%       60%       -          56%       60%          58%       56%      60%
         Risk free interest rate       5.4%      6.3%      6.1%       -         6.3%      6.1%         5.3%      5.4%     5.3%
         Expected life (in years)      3.5       3.5       3.5        -         5.0       5.0           .5        .5       .5

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         The weighted  average  fair value of stock   awards  granted  under the
         various plans are as follows:

                                                        Three-month
                                                       period ended             Year ended       Year ended
                                                       December 31,            September 30,    September 30,
                                                           1997                    1997             1996
                                                           ----                    ----             ----

               Fixed option awards                    $    6.17               $    4.61        $    4.41
               Performance-based option awards               -                     4.97             5.18
               Employee Stock Purchase Plan                1.81                    1.81             2.85

         Had compensation cost for the Company's five stock-based compensation plans been determined pursuant to SFAS 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                        Three-month
                                                       period ended             Year ended       Year ended
                                                       December 31,            September 30,    September 30,
                                                           1997                    1997             1996
                                                           ----                    ----             ----

               Net loss:
                     As reported                       $   (39,593)            $  (113,338)        $  (60,378)
                     Pro forma                             (41,342)               (116,214)           (61,949)

               Net loss per common share,
                      basic and diluted:
                          As reported                  $      (1.39)           $     (4.71)        $     (3.18)
                          Pro forma                           (1.44)                 (4.82)              (3.24)

         Pro forma net loss reflects only options granted since October 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to September 30, 1995 is not considered.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         FIXED STOCK OPTION AWARDS

         Under the 1995 Stock Option Plan (1995 Plan) and the 1996 Stock Option Plan (1996 Plan), the Company has authorized the issuance of 1,750,000 and 700,000 common shares, respectively. The 1995 Plan and 1996 Plan provide for the granting of incentive stock options and non-statutory stock options to employees, officers and employee directors and consultants at an exercise price no less than 100% of the market value on the last trading day prior to the date of grant. The options have a maximum term of five years and become exercisable at such times and in such installments, for each individual option, as determined by the Board of Directors; however, no option vests until at least six months after the date of grant.

         In addition, the Company grants fixed option awards under the 1996 Senior Operating Officer Stock Option Plan (Operating Officer Plan). These options have a term of five years and become exercisable ratably over a four-year vesting period.

         A summary of the status of the Company's fixed stock option awards as of December 31, 1997 and September 30, 1997, 1996 and 1995 and the changes during the period and years ended on those dates is presented below:

                                               December 31,          September 30,         September 30,        September 30,
                                                  1997                  1997                  1996                  1995
                                            ------------------    --------------------   -----------------   --------------------

                                                      Weighted                Weighted            Weighted               Weighted
                                                       average                 average             average                average
                                                      exercise                exercise            exercise               exercise
                                             Shares     price     Shares        price    Shares     price    Shares        price
                                             ------     -----     ------        -----    ------     -----    ------        -----
               Outstanding at
                    beginning of
                    period                 2,924,534   $ 8.62     2,461,205  $ 7.11     1,605,553  $  5.81     876,500   $  3.55
               Granted                       175,000    10.29     1,190,000    9.89       963,373     9.07   1,186,035      6.33
               Exercised                    (158,209)    7.00      (643,016)   5.15       (67,500)    4.33    (442,200)     2.78
               Forfeited                     (51,456)    9.82       (83,655)   8.89       (40,221)    6.54     (14,782)     4.69
                                          -----------           -----------            ----------           ----------

               Outstanding at
                    end of period          2,889,869     8.79     2,924,534    8.62     2,461,205     7.11   1,605,553      5.81
                                          ==========            ===========            ==========           ==========

               Number of options
                    exercisable at
                    end of period            793,789                955,933             1,208,908            1,078,600

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                        Options outstanding                             Options exercisable
                                      -----------------------------------------------------        -------------------------------

                                                              Weighted
                                                               average             Weighted                              Weighted
                                        Number                remaining             average          Number               average
                    Range of           of shares             contractual           exercise         of shares            exercise
                 exercise prices      outstanding               life                 price         exercisable             price
                 ---------------      -----------               ----                 -----         -----------             -----

              $  3.55-5.00                178,796              1.2 years       $    4.85                97,361       $      4.92
                 6.75-7.06                796,277              2.8 years            6.76               543,053              6.75
                 9.94-12.00             1,914,796              4.4 years           10.01               153,375             10.00

         PERFORMANCE-BASED STOCK OPTION AWARDS

         Under the Operating Officer Plan and the 1996 Senior Executive Officer Stock Option Plan (Executive Plan), the Company grants stock options to purchase up to 900,000 and 600,000 common shares, respectively, to selected individuals. Vesting for these performance-based awards is based upon the achievement of certain Company operating and common share price milestones. The options have a maximum term of six years.

         A summary of the status of the Company's performance-based stock option awards as of December 31, 1997 and September 30, 1997 and 1996 and the changes during the period and years ended on those dates is presented below:

                                                           December 31,                September 30,          September 30,
                                                              1997                         1997                    1996
                                                     ----------------------       ----------------------    ---------------------

                                                                   Weighted                     Weighted                 Weighted
                                                                    average                      average                  average
                                                                   exercise                     exercise                 exercise
                                                     Shares          price        Shares          price     Shares         price
                                                     ------          -----        ------          -----     ------         -----
               Outstanding at beginning
                    of period                          900,000    $  10.00          600,000    $  10.00            -    $     -
               Granted                                      -          -            300,000       10.00       600,000       10.00
               Exercised                                    -          -                 -          -              -          -
               Forfeited                                    -          -                 -          -              -          -
                                                    ----------                   ----------                ----------         -
               Outstanding at end of period            900,000       10.00          900,000       10.00       600,000       10.00
                                                    ==========                   ==========                ==========

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         At December 31, 1997, the exercise price and weighted average remaining contractual life of outstanding options was $10.00 and 4.3 years, respectively. 200,000 options were exercisable at December 31, 1997 and no options were exercisable at September 30, 1997 and 1996.

         EMPLOYEE STOCK PURCHASE PLAN

         Under the 1996 Employee Stock Purchase Plan (the Purchase Plan), the Company has authorized the issuance of 500,000 common shares which allows eligible employees of the Company to purchase common shares of the Company at 85% of the market value on the date of grant. Employees who own 5% or more of the voting rights of the Company's outstanding common shares may not participate in the Purchase Plan. Employees purchased 75,198, 62,993 and 13,558 shares under the purchase plan during the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

   (c) WARRANTS OUTSTANDING

         Warrants outstanding and exercisable at December 31, 1997:

              Number of
            common shares              Exercise               Exercise
              Issuable                   price              expiration date
              --------                   -----              ---------------

                 1,000,000                $13.00            February 1998
                   171,155                $12.96                 May 1998
                    50,000                $10.00               April 1999
                    75,000                $12.61           September 1999
                   300,000                 $6.75           September 2000

         The 246,155 warrants expiring in May 1998 and September 1999 were granted to Tomen in conjunction with the Tomen financing agreements. The 50,000 warrants expiring in April 1999 were granted in conjunction with a private placement of common shares during 1994. The 300,000 warrants expiring in September 2000 were granted to a director of the Company. The 1,000,000 warrants expiring in February 1998 were granted in conjunction with a stock offering during fiscal year 1997; 984,650 warrants were exercised subsequent to year-end (see note 13(b)).

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(8) INCOME TAXES

         The provision for income taxes differs from the amount computed by applying the Canadian statutory income tax rate to net income before taxes for the three-month period ended December 31, 1997 and the years ended September 30, 1997, 1996 and 1995 as follows:

                                                         December 31,    September 30,     September 30,   September 30,
                                                             1997            1997              1996            1995
                                                             ----            ----              ----            ----
            Computed expected income tax
                  expense (benefit) at Canadian
                  statutory rate                            (39)%           (39)%             (39)%           (39)%
            Expected state/province income
                  tax expense (benefit)                      (4)             (4)               (4)             (6)
            Increase (decrease) in valuation
                  allowance                                  37              30                21              38
            Amortization of goodwill                          1               1                 1               5
            Minority interest                                -                -                 -              (7)
            Effect of difference in United
                  States statutory rate                       5               5                 5               5
            Effect of acquisition of new
                  subsidiaries                                -               2                10               1
            Non-deductible interest                           2               2                 2               -
            Other                                             -               4                 4               4
                                                             ---             ---               --              ---

                        Income tax expense                    2%              1%               -%               1%
                                                             ===             ===               ==              ===


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

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows:

                                                                         December 31,        September 30,     September 30,
                                                                            1997                 1997              1996
                                                                            ----                 ----              ----
            Deferred tax assets:
                 United States Federal and
                     state net operating loss
                     carryforwards                                         $ 47,550          $ 40,303          $ 16,378
                 Canadian net operating loss
                     carryforwards                                            5,001             4,162             3,065
                 Non-deductible interest                                     18,365            13,757             4,608
                 Canadian non-deductible
                     interest                                                 2,859             1,875               798
                 Canadian capital loss
                     carryforward                                               128               128               128
                 Other                                                        4,528             3,828             2,063
                                                                           --------          --------          --------

                           Total gross deferred
                                tax assets                                   78,431            64,053            27,040

                 Less valuation allowance                                   (67,970)          (53,480)          (19,429)
                                                                           --------          --------          --------

            Deferred tax liabilities:
                 Furniture, fixtures and
                     equipment, due to
                     differences in depreciation                              5,398             4,960             2,110
                 Capitalized software/
                     intangibles                                              5,498             5,956             5,501
                                                                           --------          --------          --------

                           Total gross deferred
                                tax liabilities                              10,896            10,916             7,611
                                                                           --------          --------          --------

                           Net deferred tax
                                liabilities                                $   (435)         $   (343)         $   --
                                                                           ========          ========          ========

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         The valuation allowance for deferred tax assets as of October 1, 1994 was $2,388. The net change in total valuation allowance for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995 was an increase of $14,490, $34,051,
         $12,695 and $4,346, respectively.

         The  Company  has  non-capital   losses  for  income  tax  purposes  of
         approximately Canadian $11,114 available to reduce Canadian taxable income of future years, expiring as follows:

            1998                                                $   676
            1999                                                  2,043
            2000                                                     -
            2001                                                  1,574
            2002                                                  1,877
            2003                                                  3,079
            2004                                                  1,865
                                                                  -----

                                                                 $11,114
                                                                 =======

         Based on a history of recurring losses, it is questionable whether the Company will be allowed to utilize these Canadian losses if the tax authority determines that the Company has no reasonable expectation of profit. As of December 31, 1997, the Company also has a Canadian net capital loss carryforward of $280. Net capital losses can be carried forward indefinitely but can only be utilized to offset taxable capital gain.

         The Company has net operating losses for income tax purposes of approximately $130,426 available to reduce United States taxable income of future years, expiring as follows:

            2006                                                $    405
            2007                                                     537
            2008                                                   2,800
            2009                                                   5,020
            2010                                                  36,922
            2011                                                  64,893
            2012                                                  19,849
                                                                  ------

                                                                $130,426
                                                                ========


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

(9) LEASES

         The Company is obligated under capital lease agreements for equipment which expire at various dates during the next twenty years. Certain of these agreements contain clauses which allow the lessor to cancel the agreement upon twelve-month written notice. However, the Company believes that the likelihood of such clauses being exercised is remote. Gross amounts of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                       December 31,      September 30,      September 30,
                                                          1997               1997               1996
                                                          ----               ----               ----
            Equipment                                  $ 27,003           $ 26,769           $  2,068
            Less accumulated amortization                (6,408)            (4,828)              (291)
                                                       --------           --------           --------

                                                       $ 20,595           $ 21,941           $  1,777
                                                       ========           ========           ========

         Amortization of assets held under capital leases is included with depreciation expense.

         The Company also has noncancelable operating leases, primarily for facilities, which expire over the next five years. Rental expense under operating leases was $1,114, $3,385, $1,501 and $866 for the three-month period ended December 31, 1997 and for the years ended September 30, 1997, 1996 and 1995, respectively.


                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1997 are:

                                                Capital        Operating
                                                Leases          Leases
                                                ------          ------
           Year ending September 30:

               1998                             $ 8,400        $ 4,510
               1999                               3,319          4,013
               2000                               3,176          3,054
               2001                               3,097          2,465
               2002                               2,780          2,317
               Thereafter                        12,930          9,012
                                                 ------          -----

                   Total minimum lease payments  33,702        $25,371
                                                               =======

           Less amount representing interest
               (at rates ranging from 8.7%
                to 17.0%)                       13,422
                                                ------

                   Net minimum lease payments   20,280

           Less current installments of
               obligations under capital
               leases                           6,286
                                                -----

                   Obligations under capital
                     leases, excluding
                     current installments      $13,994
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

   (b) LONG DISTANCE CARRIERS

         The Company is party to various contracts with long distance carriers pursuant to which the Company is committed to minimum service fees. The average monthly minimum commitments range from $2,300 to $6,100 per month over the next three years. The Company may be required to pay the carriers for differences between the commitment amounts and the actual amounts billed.

   (c) LEGAL PROCEEDINGS

         On August 24, 1995, Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively, "Aerotel") filed a patent infringement suit against NACT alleging that telephone systems manufactured and sold by NACT incorporate prepaid calling features which infringe upon a patent issued to Aerotel in November 1987. The complaint further alleges defamation and unfair competition by NACT and seeks various damages. NACT has filed an Answer and Counterclaim denying patent infringement, committing defamation or unfair competition and seeks judgment that the Aerotel patent is invalid and that Aerotel has misused its patent in violation of antitrust laws. On May 3, 1996, NACT served its motion for summary judgment, which the Court has indicated it will deny such motion, although the Court has not yet issued its ruling. Aerotel amended its complaint to include as defendants the Company and GST USA, Inc. (GST USA). The amended pleadings allege that the Company and GST USA have infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted alleged tortious conduct by NACT. The Company and GST USA have served answers denying all material allegations and intend to defend vigorously. Pretrial discovery has commenced and is scheduled to be completed in 1998. The case is not expected to be tried until late 1998 at the earliest. NACT's patent counsel believes that NACT has valid defenses to the Aerotel claims. If upheld, these defenses would also be valid for all defendants. An unfavorable decision in this action could have a material adverse effect on the Company. Based on information currently available, the Company's management is of the opinion that there will be no material impact of the Company's financial position, results of operations, or cash flows as a result of this suit. Accordingly, no provision for loss has been provided in the accompanying consolidated financial statements.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         Concurrent with the sale of NACT (see note 13(b)), the Company and NACT entered into an agreement whereby the Company generally will bear 50% of any damages, including reasonable attorney fees, losses, liabilities, claims and assessments, royalties and license fees. Under the agreement, subsequent to a determination, if any, by a Court that the Aerotel patent is valid and it has been infringed, the Company's liability associated with royalties and license fees, refunds and cost of product replacement or modification is limited to $2,000.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

   (d) REPURCHASE AGREEMENT

         NACT is guarantor for financing transactions executed under a repurchase agreement with Zions Credit Corporation (Zions) for a maximum of $4,169 at December 31, 1997. Zions provides lease financing to NACT customers on a recourse basis.

   (e) EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with key members of management. These agreements provide for payments based upon death, disability and change of control. The agreements also contain covenants not to compete.

(11) RECONCILIATION BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND IN CANADA

         These financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Except for the following, these statements also conform, in all material respects, with those accounting principles that are generally accepted in Canada (Canadian GAAP):

         o Certain shares held in escrow are excluded from the weighted average share calculation until their release from escrow under U.S. GAAP while, under Canadian GAAP, such shares are included in the weighted average share calculation. As a result, Canadian GAAP weighted average shares outstanding exceeds U.S. GAAP weighted average shares outstanding by 172,732, 906,806, 750,000 and 750,000 shares for the three months ended December 31, 1997 and the years ended September 30, 1997, 1996 and 1995, respectively.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

         o Compensation expense associated with performance-based stock awards totaling $149, $9,747 and $666 for the three-month period ended December 31, 1997 and for the years ended September 30, 1997 and 1996, respectively, is included in the statements of operations for U.S. GAAP purposes while, under Canadian GAAP, compensation expense for stock awards is not recognized in the statements of operations. For the year ended September 30, 1997, compensation expense includes $7,446 recorded in conjunction with the release of 750,000 common shares held in escrow.

         o Accretion of redeemable preference shares totaling $3,145 and $2,969 for the three-month period ended December 31, 1997 and for the year ended September 30, 1997, respectively, is excluded from the statements of operations and included in net loss per share for U.S. GAAP purposes while, under Canadian GAAP, such accretion is included in both the statements of operations and net loss per share.

         The Company's results of operations under Canadian GAAP are summarized as follows:

                                Three-month
                               period ended                       Years ended September 30,
                               December 31,        ---------------------------------------------
                                   1997             1997                 1996               1995
                                   ----             ----                 ----               ----
      Net loss                $    (42,589)     $  (106,560)         $   (59,712)      $    (11,315)

      Loss per share          $      (1.37)     $     (4.16)         $     (3.03)      $      (0.78)

      Weighted average
            common and
            common equivalent
            shares outstanding  30,977,108       25,609,676           19,738,127         14,530,796

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

         In addition, the Company has been granted a conditional option to acquire up to PNI's entire interest in Magnacom (currently 99%), conditioned upon Magnacom and the Company entering into an agreement for the construction and/or operation of Magnacom's facilities. The condition precedent to such option has not yet been met. Such option, if and when the condition precedent is met, shall be subject to compliance with all applicable FCC regulations relating to prior approval of any transfer of control of PCS licenses, including those relating to foreign ownership or control and requirements regarding the ownership of C and F block licenses. Accordingly, until such time as FCC regulations or administrative action permit the Company to own in excess of 25% of Magnacom, the option by its terms is limited to a 24% interest in Magnacom. The Company, Magnacom and PNI are in negotiations with respect to modifying the option in order to provide, among other things, that the Company own no more than a 25% interest in Magnacom upon exercise of such option.

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

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

   (c) GST GLOBAL

         In a series of transactions during the third and fourth quarters of 1996, the Company acquired 3,600,000 shares of Canadian Programming Concepts, Inc. (CPC), a Canadian corporation which is publicly traded on the Vancouver Stock Exchange, for consideration of $3,659. CPC's name was subsequently changed to GST Global. The Company's shares constitute approximately 25% of GST Global's total outstanding shares at December 31, 1997. GST Global owes the Company $714, at December 31, 1997, for reimbursement of expenses made by the Company on behalf of GST Global.

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

   (e) OTHER

         The Company paid approximately $104, $2,066, $2,264 and $770 in legal fees during the three-month period ended December 31, 1997 and the years ended September 30, 1997, 1996 and 1995, respectively, to a firm having a member who is also a director of the Company.

         Prior to June 1997, the Company's Chief Executive Officer served as a paid consultant to Tomen. Additionally, Pacwest received a fee equal to 1% of the aggregate debt and equity financing provided by Tomen to the Company through October 1997. Such fees incurred by the Company totaled $437, $195 and $221 during the ended September 30, 1997, 1996 and 1995, respectively.

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               (In thousands, except per share and share amounts)

                                (In U.S. Dollars)

(13) SUBSEQUENT EVENTS

   (a) SALE OF NACT

         In February 1998, the Company completed the sale of its remaining interest in NACT for net proceeds of $86,545.

   (b) EXERCISE OF WARRANTS

         In February 1998, warrants to purchase 984,650 common shares were exercised for net proceeds of $12,800, and warrants to purchase 15,350 common shares expired.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
GST Telecommunications, Inc.:

Under date of February 25, 1998, we reported on the consolidated balance sheets of GST Telecommunications, Inc. and subsidiaries as of December 31, 1997, September 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the three-month period ended December 31, 1997 and each of the years in the three-year period ended September 30, 1997, which are included in the transition report on Form 10-k for the three months ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP
-------------------------
KPMG Peat Marwick LLP


Portland, Oregon
February 25, 1998

                          GST TELECOMMUNICATIONS, INC.

                        Valuation and Qualifying Accounts


                                      Balance at    Charged    Written off    Balance at
                                       beginning   to bad debt   against       end of
Allowance for doubtful accounts        of period    expense     allowance      period
-------------------------------        ---------    -------     ---------      ------

Three months ended December 31, 1997      3,582      1,541        1,167      3,956

Year ended September 30, 1997             1,264      5,737        3,419      3,582

Year ended September 30, 1996             1,402      1,809        1,947      1,264

Year ended September 30, 1995                60      1,354           12      1,402

                                  EXHIBIT INDEX

EXHIBIT

   3(a) Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended September 30, 1996, as amended (the "1996 Form 10-K").
   3(b)  By-Laws of the Company as amended to date, incorporated by reference to
         Exhibit 3.1 to the Company's Form S-3 (No. 333-38091) (the "Form S-3"). 4(a) Senior Notes Indenture dated as of December 19, 1995, by and among GST
         USA, Inc., the Company and United States Trust Company of New York, incorporated by reference to Exhibit 2.3 to the Company's Form 20-F for the fiscal year ended September 30, 1995 (the "1995 Form 20-F").
   4(b) Convertible Notes Indenture dated as of December 19, 1995, by and among the Company, GST USA, Inc. and United States Trust Company of New York, incorporated by reference to Exhibit 2.4 to the 1995 Form 20-F.
   4(c) Indenture dated as of May 13, 1997, by and among GST Equipment Funding, Inc., the Company, GST USA, Inc. and United States Trust Company of New York, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 1997 (the "June 1997 10-Q").
   4(d) Indenture dated as of November 19, 1997, by and between the Company and United States Trust Company of New York, incorporated by reference to
         Exhibit 4.1 to the Company's Form S-3 (No. 333- 38301) (the "Debt Form S-3").
  10(a) 1995 Stock Option Plan of the Company, as amended to date; incorporated by reference to Exhibit 10(a) to the Company Form 10-K for the fiscal year ended September 30, 1997 (the "1997 Form 10-K").
  10(b) 1996 Stock Option Plan of the Company, as amended to date, incorporated by reference to Exhibit 10(b) to the 1997 Form 10-K. 10(c) 1996 Employee Stock Purchase Plan of the Company, incorporated by reference to Exhibit 10(c) to the 1997 Form 10-K. 10(d) 1996 Senior Executive Officer Stock Option Plan of the Company, incorporated by reference to
         Exhibit 10(d) to the 1997 Form 10-K. 10(e) 1996 Senior Operating Officer Stock Option Plan of the Company, incorporated by reference to
         Exhibit 10(e) to the 1997 Form 10-K. 10(f) Amended and Restated Credit Agreement dated as of April 26, 1995, by and between GST Pacific Lightwave, Inc. and Tomen America Inc., incorporated by reference to
         Exhibit 1.2 to the 1995 Form 20-F.
  10(g) Collateral Pledge and Security Agreement dated as of May 13, 1997, by and among GST Equipment Funding, Inc., United States Trust Company of New York and the holders of the Notes as defined therein, incorporated by reference to Exhibit 10.4 to the June 1997 Form 10-Q.
  10(h) Agreement and Plan of Merger, dated September 27, 1996 (the "Merger Agreement"), by and among TotalNet Communications Inc. ("TotalNet"), GST Newco of Texas, Inc. and the Company, incorporated by reference to
         Exhibit 2.1 to the Company's Form 8-K dated October 17, 1996 (the "October Form 8-K")
  10(i) Letter dated October 17, 1996 amending the Merger Agreement among the Company, GST Newco of Texas, Inc., and TotalNet, incorporated by reference to Exhibit 2.2 to the October Form 8-K
  10(j) Amended and Restated Master Agreement dated as of May 24, 1996, by and among Tomen America Inc., the Company, GST Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and GST New Mexico Lightwave, Inc., incorporated by reference to Exhibit 10(l) to the 1996 Form 10-K.
 10(k) Amendment No. 2 to GST Telecommunications, Inc. Common Stock Purchase Agreement dated as of May 24, 1996, by and among the Company, Tomen America Inc. and Tomen Corporation, incorporated by reference to
         Exhibit 10(m) to the 1996 Form 10-K.
 10(l)   Credit  Agreement  dated as of May 24,  1996,  by and  between  GST New
         Mexico Lightwave, Inc. and TM Communications LLC, incorporated by reference to Exhibit 10(n) to the 1996 Form 10-K.
 10(m) Credit Agreement dated as of May 24, 1996, by and between GST Tucson Lightwave, Inc. and TM Communications LLC, incorporated by reference to
         Exhibit 10(o) to the 1996 Form 10-K.

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

 10(hh)  Stock  Purchase  Agreement  dated  December  31,  1997 by and among GST
         Telecommunications, Inc., GST USA, Inc. and World Access, Inc., incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated January 6, 1998.
 *10(ii) 1997 Stock Option Plan of the Company, as amended to date.
 *21     Subsidiaries of the Company.
 *23 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-3 and S-8 of the independent auditors' report included herein.
 *27     Financial Data Schedule.

---------------------------------
*        Filed herewith.