Form 10-Q
period 1998-03-31
GST TELECOMMUNICATIONS INC
filed 1998-05-14
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number 333-8807

                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          CANADA                                        NOT APPLICABLE
-----------------------------------             --------------------------------
(State or Other Jurisdiction                       (IRS Employer Identification
 of Incorporation or Organization)                                Number)


        4001 MAIN STREET, VANCOUVER, WA                   98663
-----------------------------------------               ----------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 906-7100
                                                    --------------

N/A
--------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 8, 1998, there were outstanding 35,938,584 Common Shares, without par value, of the Registrant.

                          GST TELECOMMUNICATIONS, INC.


                                      INDEX

                                                                         Page(s)
                                                                         -------

                          PART I: FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS:

               Consolidated Condensed Balance Sheet - March 31,               3
               1998 (unaudited) and December 31, 1997

               Consolidated Condensed Statements of Operations                4
               - Three Months Ended March 31, 1998 and 1997
               (unaudited)

               Consolidated Condensed Statements of Cash Flows                5
               - Three Months Ended March 31, 1998 and 1997
               (unaudited)

               Notes to Consolidated Condensed Financial                    6-7
               Statements (unaudited)


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           8-12
               CONDITION AND RESULTS OF OPERATIONS


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               Not Required

                           PART II: OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                             13

ITEM 2.        CHANGES IN SECURITIES                                         13

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        13-14

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                              14


SIGNATURES                                                                   15

                          GST TELECOMMUNICATIONS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                 (IN THOUSANDS)
                                                     March 31,   December 31,
                                                         1998        1997 (1)
                                                     ---------   ------------
ASSETS
  Current assets:
    Cash and cash equivalents                      $ 239,904    $ 199,053
    Restricted cash and investments                   32,184       31,731
    Accounts receivable, net                          17,568       27,324
    Investments                                          373        7,619
    Inventories                                          788        3,412
    Prepaid expenses and other current assets         12,076       13,127
                                                   ---------    ---------

         Total current assets                        302,893      282,266
                                                   ---------    ---------

 Restricted investments                              103,013      112,719

 Property, plant and equipment                       472,290      433,680
   less accumulated depreciation                     (31,630)     (26,785)
                                                   ---------    ---------
                                                     440,660      406,895

 Other assets                                        123,283      117,908
   less accumulated amortization                     (21,728)     (21,614)
                                                   ---------    ---------
                                                     101,555       96,294
                                                   ---------    ---------
                                                   $ 948,121    $ 898,174
                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
    Accounts payable                               $  16,752    $  14,798
    Accrued liabilities                               42,693       30,869
    Current portion of capital lease obligations       4,128        6,286
    Current portion of long term debt                  5,053        4,579
    Other current liabilities                            304          993
                                                   ---------    ---------

         Total current liabilities                    68,930       57,525
                                                   ---------    ---------

    Other liabilities                                  6,732        3,551
    Capital lease obligation, less current portion    17,264       13,994
    Long term debt, less current portion             770,422      763,292

    Minority interest in subsidiaries                   --         12,732

    Preference shares                                 54,635       54,635

    Shareholders' equity (deficit):
       Common shares                                 239,612      221,105
       Commitment to issue shares                        302          604
       Deficit                                      (209,776)    (229,264)
                                                   ---------    ---------

            Total shareholders' equity (deficit)      30,138       (7,555)
                                                   ---------    ---------

                                                   $ 948,121    $ 898,174
                                                   =========    =========

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1997.

     See accompanying notes to consolidated condensed financial statements.

                          GST TELECOMMUNICATIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             Three Months
                                                                           Ended March 31,
                                                                    --------------------------------

                                                                         1998              1997
                                                                    --------------    --------------
Revenue:
   Telecommunication services                                       $     29,180       $     19,619
   Telecommunication products                                                864              5,073
                                                                    ------------       ------------
                                                                          30,044             24,692
                                                                    ------------       ------------
Operating costs and expenses:
   Network expenses                                                       21,128             16,929
   Facilities administration and maintenance                               3,955              3,120
   Cost of product revenues                                                  689              1,863
   Selling, general and administrative                                    20,410             15,391
   Research and development                                                 --                  616
   Depreciation and amortization                                           8,669              4,481
                                                                    ------------       ------------
                                                                          54,851             42,400
                                                                    ------------       ------------

 Loss from operations                                                    (24,807)           (17,708)
                                                                    ------------       ------------

Other expenses (income):
   Interest income                                                        (4,935)              (538)
   Interest expense                                                       21,275              5,384
   Other                                                                 (60,635)            (6,928)
                                                                    ------------       ------------
                                                                         (44,295)            (2,082)
                                                                    ------------       ------------

Income (loss) before income taxes
   and minority interest                                                  19,488            (15,626)
                                                                    ------------       ------------

   Income taxes                                                             --                 (118)
   Minority interest in income of subsidiary                                --                  (40)
                                                                    ------------       ------------
                                                                            --                 (158)

Net income (loss)                                                   $     19,488       $    (15,784)
                                                                    ============       ============

Net income (loss) per share:
    Basic                                                           $       0.56       $      (0.68)
                                                                    ============       ============
    Diluted                                                         $       0.46       $      (0.68)
                                                                    ============       ============

Weighted average shares outstanding:
    Basic                                                             35,035,130         23,158,334
                                                                    ============       ============
    Diluted                                                           44,714,589         23,158,334
                                                                    ============       ============

     See accompanying notes to consolidated condensed financial statements.

                          GST TELECOMMUNICATIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         Three Months
                                                                        Ended March 31,
                                                                      -----------------

                                                                      1998        1997
                                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $  19,488    $ (15,784)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
  Minority interest in income of subsidiary                            --             40
  Loss on investments in affiliates                                     593          562
  Accretion of interest                                               6,601        4,535
  Depreciation and amortization                                       9,990        4,831
  Stock compensation                                                    943          286
  Gain on sale of fixed assets                                         (221)        --
  Gain on sale of subsidiary shares                                 (61,292)      (7,424)
Changes in non-cash operating working capital:
  Receivables                                                        (2,788)         677
  Inventory                                                            (190)        (182)
  Prepaid  expenses and other                                         1,828       (1,238)
  Accounts payable and accrued liabilities                           12,387       (3,019)
  Other liabilities                                                   4,491         (208)
                                                                  ---------    ---------

Net cash used in operating activities                                (8,170)     (16,924)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of subsidiaries, net of cash acquired                  (12,418)        --
 Proceeds from sale of subsidiary shares, net                        85,074       27,365
 Cash disposed of in sale of subsidiary                              (5,252)        --
 Purchase of marketable securities                                     --         (2,000)
 Change in investments restricted for fixed asset purchases           8,011         --
 Purchase of fixed assets                                           (39,214)     (57,189)
 Purchase of other assets                                              (116)        (972)
 Proceeds from the sale of fixed assets                                 772         --
                                                                  ---------    ---------

Net cash used in investing activities                                36,857      (32,796)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt                                         --         15,916
  Principal payments on long term debt and capital leases            (2,473)      (2,287)
  Deferred financing costs                                           (1,519)      (1,475)
  Change in investments restricted to finance interest payments       1,242         --
  Issuance of common shares, net                                     14,914       11,276
  Issuance of preferred shares                                         --         50,000
                                                                  ---------    ---------

Net cash provided by financing activities                            12,164       73,430
                                                                  ---------    ---------

Net increase (decrease) in cash and cash equivalents                 40,851       23,710
Cash and cash equivalents at beginning of period                    199,053       13,363
                                                                  ---------    ---------

Cash and cash equivalents at end of period                        $ 239,904    $  37,073
                                                                  =========    =========

     See accompanying notes to consolidated condensed financial statements.

                          GST TELECOMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the three months ended December 31, 1997, as included in the Company's Transition Report on Form 10-K for the three month transition period ended December 31, 1997.

2.       NET INCOME (LOSS) PER SHARE

         For the three months ended March 31, 1998, diluted net income per share excludes $901 of interest expense related to convertible notes. Net income
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. For the three months ended March 31, 1998, diluted weighted average shares outstanding includes the following components:

                  Weighted average shares outstanding, basic          35,035,130
                  Options to purchase common shares                    1,115,494
                  Warrants to purchase common shares                     175,559
                  Debt convertible into common shares                  3,455,327
                  Preference shares convertible into common shares     4,933,079
                                                                      ---------
                  Weighted average shares outstanding, diluted        44,714,589
                                                                      ==========

         For the three months ended March 31, 1997, common stock equivalents were antidilutive and were not included in diluted weighted average shares outstanding.

3.     SHAREHOLDERS' EQUITY

         Shares issued and outstanding are as follows:

                                         March 31, 1998        December 31, 1997
                                         --------------        -----------------

     Common shares, no par value          35,863,008                 34,564,898

     Unlimited number of
     common shares authorized

4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              Three Months
                                                             Ended March 31,
                                                          --------------------
                                                           1998           1997
                                                           ----           ----
     Cash Transactions:
       Cash paid for interest                             4,194          1,605
       Cash paid for income taxes                             -            105

     Non-Cash Transactions:
       Recorded in business combinations:
            Assets                                       17,378              -
            Liabilities                                   2,612              -
            Common shares                                 2,348              -

        Disposition of subsidiary:
            Assets                                       35,480              -
            Liabilities                                   4,218              -
            Minority interest                            12,732              -

        Assets acquired through capital leases            3,289              -

        Amounts in accounts payable and accrued
        liabilities for the purchase of fixed assets
        at period end                                    20,027         15,305

5.       DISPOSAL OF SUBSIDIARY

In February 1998, the Company completed the sale of its remaining 63% interest in NACT Telecommunications, Inc. for net proceeds of approximately $85.0 million and recorded a gain of approximately $61.3 million on such sale.

6.      ADOPTION OF NEW ACCOUNTING STANDARD

The Company has adopted the  provisions  of Statement  of  Financial  Accounting
Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of SFAS No. 130 did not materially impact the presentation of the accompanying financial statements, and as such, no additional disclosure is included.

7.       RECENT DEVELOPMENTS

In April 1998, the Company acquired ICON Communications Corp., a switch-based reseller of long distance and local services located in Seattle, Washington, for approximately $23.8 million in cash.

In May 1998, the Company completed a private placement of $500.0 million principal amount at maturity of 10.5% senior secured discount notes due 2008 (the "1998 Notes"). The 1998 Notes will fully accrete to face value on May 1, 2003. From and after May 1, 2003, the 1998 Notes will bear interest, which will be payable in cash, at a rate of 10.5% per annum on each May 1 and November 1, commencing November 1, 2003. The net proceeds from the sale of the 1998 Notes of approximately $288.5 million are restricted for the purchase of telecommunications equipment and network infrastructure.

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

OVERVIEW

         GST Telecommunications, Inc. (the "Company") provides a broad range of integrated telecommunications products and services, primarily to business customers located in the western continental United States and Hawaii. As a facilities-based competitive local exchange carrier ("CLEC"), the Company operates state-of-the-art, digital telecommunications networks that provide an alternative to incumbent local exchange carriers. The Company's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include local dial tone, long distance, Internet, data transmission and private line services.

         The Company's digital networks currently serve 40 markets in Arizona, California, Hawaii, Idaho, New Mexico, Texas and Washington. In addition, the Company has networks under construction which, when completed, will expand its regional footprint to Oregon. The Company also constructs, markets and manages longhaul fiber optic facilities in Arizona, California and Hawaii. The Company's longhaul fiber optic facilities currently extend over 900 miles and approximately 1,700 route miles are under construction and expected to become operational over the next 12 months.

         Management believes that the formation of an integrated regional network through the interconnection of the Company's individual networks with the longhaul fiber optic facilities will provide significant competitive and economic advantages. In addition to providing the Company with a larger addressable market, the interconnection of its networks is expected to allow the Company to a carry a portion of its intra-regional telecommunications traffic on-net, thereby improving operational margins by reducing payments to other carriers for use of their facilities. In addition, increasing demand for high bandwidth capacity has created opportunities for the Company to sell or lease capacity on its network to other communications carriers.

RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three months ended March 31, 1998 increased $5.3 million, or 21.7%, to $30.0 million from $24.7 million for the three months ended March 31, 1997. Telecommunications services revenue for the three months ended March 31, 1998 increased $9.6 million, or 48.7%, to $29.2 million from $19.6 million for the three months ended March 31, 1997. The increase in telecommunications services revenue resulted primarily from increased local service revenue generated by the Company's networks and from increased long distance service revenue. To a lesser extent, the increase in telecommunications services revenue resulted from the acquisitions of Action Telcom Co. ("Action Telcom") in May 1997 and the Guam operations of Sprint Corporation ("Sprint") in October 1997. Product revenue for the three months ended March 31, 1998 decreased $4.2 million, or 83.0%, to $.9 million from $5.1 million for the three months ended March 31, 1997. The decrease in product revenues resulted from the sale of the Company's 63% interest in NACT Telecommunications, Inc. ("NACT").

         OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 1998 increased $12.5 million, or 29.4%, to $54.9 million from $42.4 million for the three months ended March 31, 1997. Network expenses, which include direct local and long distance circuit costs, increased $4.2 million, or 24.8%, to $21.1 million, or 72.4% of telecommunications services revenue for the three months ended March 31, 1998 compared to $16.9 million, or 86.3% of telecommunications services revenue for the three months ended March 31, 1997. The primary reason for the decrease in network expenses as a percent of revenue is the increase in revenues for traffic carried on the Company's network as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for the Company's networks) for the three months ended March 31, 1998 increased $.9 million, or 26.8%, to $4.0 million, or 13.6% of telecommunications services revenue, compared to $3.1 million, or 15.9% of telecommunications services revenue, for the three months ended March 31, 1997.

         Cost of product revenues for the three months ended March 31, 1998 decreased $1.2 million, or 63%, to $.7 million from $1.9 million for the three months ended March 31, 1997 as a result of the sale of NACT. For the three months ended March 31, 1998, cost of product revenues consists of the costs associated with product revenue of Action Telcom. The decrease in research and development costs, from $.6 million for the three months ended March 31, 1997 to $0 for the three months ended March 31, 1998 also resulted from the sale of NACT.

         Selling, general and administrative expenses for the three months ended March 31, 1998 increased $5.0 million, or 32.6%, to $20.4 million, or 67.9% of total revenue, from $15.4 million, or 62.3% of total revenue, for the three months ended March 31, 1997. The increase is due to the expansion of the Company's CLEC and enhanced services operations, the acquisition of four companies between May 1997 and March 1998 and the hiring of a significant number of marketing, management information and sales personnel to implement the Company's integrated services strategy. Such increases were offset by a decrease of $1.2 million resulting from the disposition of NACT.

         Depreciation and amortization for the three months ended March 31, 1998 increased $4.2 million, or 93.5%, to $8.7 million from $4.5 million for the three months ended March 31, 1997. The increase was attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to the Company's acquisitions. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization was 28.9% of total revenue for the three months ended March 31, 1998 compared to 18.1% for the three months ended March 31, 1997.

         OTHER INCOME/EXPENSE. For the three months ended March 31, 1998, net other income increased $42.4 million to $44.3 million from $1.9 million for the three months ended March 31, 1997. The primary reason for the increase was a $61.3 million gain from the sale of the Company's remaining interest in NACT. Such increase was partially offset by increased interest expense resulting from the issuance in May 1997 of $265.0 million of 13.25% senior secured notes due 2007 (the "Secured Notes") and the issuance in November 1997 of $144.0 million of 12.75% senior subordinated accrual notes due 2007 (the "Accrual Notes"). For the three months ended March 31, 1998, minority interest and income tax expense were $0 due to the disposition of NACT.

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

         The Company's net cash provided by (used in) operating and investing activities was $28.7 million and $(49.7) million for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998, the Company completed the sale of its remaining 63% interest in NACT for net proceeds of approximately $85.0 million. Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $12.2 million and $73.4 million for the three months ended March 31, 1998 and 1997, respectively.

         Capital expenditures for the three months ended March 31, 1998 and 1997 were $41.8 million and $62.5 million, respectively. The Company estimates capital expenditures for fiscal 1998 and fiscal 1999 of approximately $325 million and $400 million, respectively. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

         In addition to the Company's capital expenditures, in March 1998, the Company acquired KLP, Inc. (d/b/a Call America), a Phoenix-based reseller of long distance, for approximately $3.8 million in cash and the business of Whole Earth Networks, LLC, a San Francisco-based Internet service provider, for approximately $9.0 million in cash and the assumption of certain liabilities. In April 1998, the Company acquired ICON Communications Corp., a switch-based reseller of long distance and local service located in Seattle, for approximately $23.8 million in cash.

         In November 1997, the Company completed a public offering of 6,440,000 common shares at $12 per share and $144.0 million of Accrual Notes. Semi-annual cash interest payments on the 1997 Accrual Notes will not begin until May 2003.

         In May 1998, the Company completed a private placement of $500.0 million principal amount at maturity of 10.5% senior secured discount notes due 2008 (the "1998 Notes"). The 1998 Notes will fully accrete to face value on May 1, 2003. From and after May 1, 2003, the 1998 Notes will bear interest, which will be payable in cash, at a rate of 10.5% per annum on each May 1 and November 1, commencing November 1, 2003. The net proceeds from the sale of the 1998 Notes of approximately $288.5 million are restricted for the purchase of telecommunications equipment and network infrastructure. The indenture related to the 1998 Notes, and the indentures associated with previously issued notes, include restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by the Company, investment in certain subsidiaries, the sale of assets and the payment of dividends.

         At March 31, 1998, the Company had approximately $796.9 million of indebtedness outstanding and $54.6 million of mandatorily redeemable preference shares. In addition, as of March 31, 1998, the Company had $30.5 of availability under a credit facility with Tomen America Inc. (the "Tomen

Facility") and $108.1 million of availability under a loan agreement with Siemens Telecom Networks (the "Siemens Loan Agreement"). Although the Company's liquidity was substantially improved as a result of proceeds received from the sale of senior and convertible notes in December 1995 (the "1995 Notes"), the Secured Notes, the Accrual Notes and the 1998 Notes, the Company will have significant debt service obligations. The Company will be required to make principal and interest payments of approximately $52.5 million (of which $35.1 million will be made from funds securing the Secured Notes), $63.3 million (of which $35.1 million will be made from funds securing the Secured Notes), $66.1 million (of which $17.6 million will be made from funds securing the Secured Notes), $115.9 million and $114.2 million in the remainder of 1998 and in 1999, 2000, 2001 and 2002, respectively. In addition, the Company anticipates that cash flow from operations will be insufficient to pay interest in cash on the 1995 Notes when such interest becomes payable in June 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six interest payments on the Secured Notes is paid and to repay the 1995 Notes, the Secured Notes and the Accrual Notes in full and that such notes will need to be refinanced. The ability of the Company to effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of the Company. There can be no assurance that the Company will be able to improve its operating results or that the Company will be able to meet its debt service obligations.

         At March 31, 1998, the Company had cash, cash equivalents, and investments, including restricted cash and investments of approximately $375.5 million. The Company believes that the amounts on hand together with the proceeds from the sale of the 1998 Notes and borrowings expected to be available under the Tomen Facility and the Siemens Loan Agreement, will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses through September 2000. Thereafter, the Company expects to require additional financing. The extent of additional financing will depend on, among other things, the rate of the Company's expansion and the success of the Company's businesses. In the event that the Company's plans or assumptions change or prove to be inaccurate, or its cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). The Company may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained within the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have a material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company.

YEAR 2000 PROGRAM

         Many computer systems will experience difficulty processing dates beyond the year 1999 and will need to be modified prior to the year 2000.
Failure  to  make  such  modifications   could  result  in
system failures or miscalculations causing disruptions of operations, including among other things an inability to process transactions, send invoices or engage in normal business activities. The Company's core internal systems that have been recently implemented are year 2000 compliant. The remaining core internal systems are scheduled to be replaced by the second quarter of 1999 and are expected to be year 2000 compliant when installed. The Company is also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with those operated by unrelated parties. Based on its initial evaluation, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Item 3 "Legal Proceedings" of the Registrant's Transition Report on Form 10-K for the three months ended December 31, 1997, and to the descriptions therein of an action commenced by US WEST Communications, Inc. ("US WEST") against members of the Arizona Corporation Commission (the "ACC"), the ACC, American Communications Services Inc., Brooks Fiber Properties Inc. and the Registrant in the United States District Court in Arizona. On March 31, 1998, several other CLEC defendants' motions to dismiss the US WEST complaint were granted in their entirety. Many of the counts in the US WEST complaint against the Registrant are identical to those dismissed by the court in the other CLEC defendants' cases. The Registrant is negotiating with US WEST to determine how to give effect to this order of dismissal in the Registrant's related case. Should US WEST prevail in its suit, it could have an adverse impact on the Registrant's operations in Arizona.

ITEM 2.  CHANGES IN SECURITIES

         On March 19, 1998, the Registrant issued an aggregate of 19,568 Common Shares to four individuals as an installment payment in consideration for the
Registrant's acquisition in September 1996 of Tri-Star Residential Communications Corp.

         There were no underwriters involved in the foregoing issuance of equity securities and such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Registrant held its Annual Meeting of Shareholders on March 4, 1998. The following matters were voted upon at such meeting:

               1. The election of John Warta, Stephen Irwin, Joseph A. Basile, Thomas E. Sawyer, Peter E. Legault, Jack G. Armstrong, Joseph G. Fogg III, Mitsuhiro Naoe and A. Roy Megarry as directors of the Registrant to serve until the next annual meeting or until their successors are duly elected and appointed.

               2. The approval of an amendment to the Registrant's 1996 Stock Option Plan to increase the number of Common Shares that may be subject to options under such plan from 700,000 to 1,000,000.

               3. The approval of the Registrant's 1997 Stock Option Plan.

               4. The approval of the Registrant's Amended and Restated By-Laws.

               5. The approval of the issuance of Common Shares upon conversion of the outstanding Series A Preference Shares issued by the Registrant in a February 1997 private placement.

               6. The appointment of KPMG Peat Marwick LLP as the Registrant's auditors until the next annual meeting.

               All  of  such  matters  were   approved  by  a  majority  of  the
Registrant's shareholders based upon a showing of hands at the annual meeting pursuant to the requirements of Canadian corporate law.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

           Exhibit 2 Agreement and Plan of Merger dated April 14, 1998, by and among GST Telecommunications, Inc., GST Merger Sub, Inc. and ICON Communications Corp.

           Exhibit 27     Financial Data Schedule

         (b)  Reports on Form 8-K

              On January 6, 1998, the  Registrant  reported on Form 8-K in "Item
5. Other Events," the announcement of an agreement for the sale by the Registrant of its interest in NACT Telecommunications, Inc. ("NACT").

              On February 27, 1998, the Registrant reported on Form 8-K in "Item
2. Acquisition or Disposition of Assets," the consummation of the sale by the Registrant of 5,113,712 shares of the common stock of NACT, representing approximately 63% of the outstanding common stock of NACT.

                               S I G N A T U R E S


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





Date: May 13, 1998                GST TELECOMMUNICATIONS, INC.
                                  (Registrant)



                                  /s/ Daniel L. Trampush,
                                  ---------------------------------------------
                                  Daniel L. Trampush,
                                  (Senior Vice President and Chief
                                  Financial Officer)