Form 10-Q
period 1998-06-30
GST TELECOMMUNICATIONS INC
filed 1998-08-14
CIK 911522

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________________________

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


        4001 MAIN STREET, VANCOUVER, WA                      98663
        -------------------------------                   ------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 906-7100

                                       N/A
--------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 11, 1998, there were outstanding 36,075,758 Common Shares, without par value, of the Registrant.

                          GST TELECOMMUNICATIONS, INC.

                                      INDEX

                                                                         PAGE(S)
                                                                         -------

                          PART I: FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS:

               Consolidated Condensed Balance Sheets - June 30,
               1998 (unaudited) and December 31, 1997                       3

               Consolidated Condensed Statements of Operations
               - Three Months Ended June 30, 1998 and
               1997 and Six Months Ended June 30, 1998 and 1997
               (unaudited)                                                  4

               Consolidated Condensed Statements of Cash Flows
               - Six Months Ended June 30, 1998 and 1997
               (unaudited)                                                  5

               Notes to Consolidated Condensed Financial
               Statements (unaudited)                                     6-7


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                       8-12


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               Not Required

                           PART II: OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES                                       13

ITEM 5.        OTHER INFORMATION                                           13

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                            13

SIGNATURES                                                                 14

                          GST TELECOMMUNICATIONS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                   June 30, 1998                December 31, 1997 (1)
                                                               -----------------               ----------------------
ASSETS
     Current assets:
       Cash and cash equivalents                                   $ 176,692                      $ 199,053
       Restricted cash and investments                                32,888                         31,731
       Accounts receivable, net                                       24,188                         27,324
       Investments                                                        55                          7,619
       Prepaid expenses and other current assets                      13,510                         16,539
                                                               --------------                 --------------
            Total current assets                                     247,333                        282,266
                                                               --------------                 --------------

     Restricted investments                                          348,195                        112,719
     Property, plant and equipment                                   529,568                        433,680
       less accumulated depreciation                                 (37,770)                       (26,785)
                                                               --------------                 --------------
                                                                     491,798                        406,895

     Other assets                                                    159,512                        117,908
       less accumulated amortization                                 (27,759)                       (21,614)
                                                               --------------                 --------------
                                                                     131,753                         96,294

                                                                 $ 1,219,079                      $ 898,174
                                                               ==============                 ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
     Current liabilities:
       Accounts payable                                             $ 25,990                       $ 14,798
       Accrued liabilities                                            29,806                         30,869
       Current portion of capital lease obligations                    5,201                          6,286
       Current portion of long term debt                               5,992                          4,579
       Other current liabilities                                         478                            993
                                                               -------------                  -------------
            Total current liabilities                                 67,467                         57,525
                                                               -------------                  -------------

     Other liabilities                                                11,466                          3,551
     Capital lease obligations, less current portion                  18,430                         13,994
     Long term debt, less current portion                          1,081,335                        763,292

     Minority interest in subsidiaries                                     -                         12,732

     Preference shares                                                58,088                         54,635

     Shareholders' deficit:
       Common shares                                                 237,649                        221,105
       Commitment to issue shares                                          -                            604
       Deficit                                                      (255,356)                      (229,264)
                                                               -------------                  -------------
            Total shareholders' deficit                              (17,707)                        (7,555)
                                                               -------------                  -------------

                                                                 $ 1,219,079                      $ 898,174
                                                               =============                  =============

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1997.

           See notes to consolidated condensed financial statements.

                          GST TELECOMMUNICATIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                Three Months                               Six Months
                                                               Ended June 30,                            Ended June 30,
                                                   -----------------------------------      ----------------------------------

                                                         1998              1997                      1998              1997
                                                      --------          ---------               ------------     -------------
Revenue:
      Telecommunication and other services            $ 38,493           $ 20,682                  $ 67,673         $ 40,301
      Telecommunication products                         1,034              6,333                     1,898           11,406
                                                   -----------          ---------               -----------     -------------
                                                        39,527             27,015                    69,571           51,707
                                                   -----------          ---------               -----------     -------------
Operating costs and expenses:
      Network expenses                                  26,025             15,593                    47,153           32,522
      Facilities administration and maintenance          3,701              3,388                     7,656            6,508
      Cost of product revenues                             707              1,873                     1,397            3,736
      Selling, general and administrative               24,651             18,772                    45,061           34,163
      Research and development                               -                713                         -            1,329
      Depreciation and amortization                     11,075              5,663                    19,744           10,144
                                                   -----------          ---------              ------------     -------------
                                                        66,159             46,002                   121,011           88,402
                                                   -----------          ---------              ------------     -------------

 Loss from operations                                  (26,632)           (18,987)                  (51,440)         (36,695)
                                                   -----------          ---------              ------------     -------------
Other expenses (income):
      Interest income                                   (6,793)            (2,000)                  (11,728)          (2,538)
      Interest expense                                  25,250             10,503                    46,525           15,887
      Other                                                492                271                   (60,145)          (6,657)
                                                   -----------          ---------              ------------     -------------
                                                        18,949              8,774                   (25,348)           6,692
                                                   -----------          ---------              ------------     -------------
Loss before income taxes
      and minority interest                            (45,581)           (27,761)                  (26,092)         (43,387)
                                                   -----------          ---------              ------------     -------------

      Income taxes                                           -               (729)                        -             (847)
      Minority interest in income of subsidiaries            -               (404)                        -             (444)
                                                   -----------          ---------              ------------     -------------
                                                             -             (1,133)                        -           (1,291)
Net loss                                             $ (45,581)         $ (28,894)                $ (26,092)       $ (44,678)
                                                   ===========          =========              ============     =============
Net loss per common and common
      equivalent share (1)                             $ (1.36)           $ (1.27)                  $ (0.83)         $ (1.94)
                                                   ===========         ==========              ============     =============
Weighted average common and common
      equivalent shares outstanding                 35,966,492         25,164,628                35,606,617       24,577,047
                                                   ===========         ==========              ============     =============

(1) Net loss per share is increased for preference shares' accretion totaling $3,453 and $2,969 for the three and six-month periods ended June 30, 1998 and 1997, respectively.

       See notes to consolidated condensed financial statements.

                          GST TELECOMMUNICATIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Six Months
                                                                            Ended June 30,
                                                                        1998             1997
                                                                   ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $(26,092)        $ (44,678)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Minority interest in income of subsidiary                                      -               444
  Depreciation and amortization                                             22,717            10,992
  Accretion of interest                                                     18,120             9,692
  Stock compensation                                                         1,213               381
  Equity in loss of affiliate                                                  593               773
  Loss on disposal of assets                                                    56                 -
  Gain on sale of subsidiary shares                                        (61,292)           (7,424)

Changes in non-cash operating working capital:
  Accounts receivable                                                       (6,574)           (4,804)
  Prepaids expenses and other current assets                                 1,051            (5,030)
  Accounts payable and accrued liabilities                                  (6,719)            6,579
  Other liabilities                                                          8,383              (457)
                                                                   ------------------     -----------

Net cash used in operating activities                                      (48,544)          (33,532)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of subsidiaries, net of cash acquired                         (35,471)             (892)
 Proceeds from sale of investments                                             318                 -
 Purchase of investments                                                         -            (3,065)
 Purchase of fixed assets                                                  (80,458)          (99,636)
 Purchase of other assets                                                   (1,991)           (2,980)
 Proceeds from sale of subsidiary shares, net                               85,074            27,365
 Cash disposed of in sale of subsidiary                                     (5,252)                -
 Proceeds from the sale of fixed assets                                      3,584             5,774
 Change in investments restricted for fixed asset purchases               (254,335)         (110,203)
                                                                   ------------------     -----------
Net cash used in investing activities                                     (288,531)         (183,637)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt                                             299,874           288,138
  Principal payments on long term debt and capital leases                   (5,819)           (3,837)
  Issuance of common shares, net                                            15,832            13,463
  Issuance of preferred shares                                                   -            48,679
  Deferred financing costs                                                 (12,876)           (9,739)
  Change in investments restricted to finance interest payments             17,703           (94,548)
                                                                   ------------------     -----------
Net cash provided by financing activities                                  314,714           242,156
                                                                   ------------------     -----------

Net increase (decrease) in cash and cash equivalents                       (22,361)           24,987
Cash and cash equivalents at beginning of period                           199,053            13,363
                                                                   ------------------     -----------
Cash and cash equivalents at end of period                                $176,692          $ 38,350
                                                                   ==================     ===========

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

2.       NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

         Net loss per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options and warrants to purchase common stock and convertible securities. Common stock equivalents were antidilutive for all periods presented and were not included in diluted weighted average common and common equivalent shares outstanding.

3.       SHAREHOLDERS' EQUITY

         Shares issued and outstanding are as follows:

                                       JUNE 30, 1998        DECEMBER 31, 1997
                                       -------------        -----------------

         Common shares, no par value     35,991,787             34,564,898

         Unlimited number of
         common shares authorized

4.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                  SIX MONTHS
                                                ENDED JUNE 30,
                                             -----------------------

                                              1998              1997
                                              ----              ----
     Cash Transactions:
       Cash paid for interest                27,461            1,802
       Cash paid for income taxes                 -               62

     Non-Cash Transactions:
       Recorded in business combinations:
            Assets                           45,719           12,151
            Liabilities                       7,900            3,990
            Common shares                     2,348            8,161

        Disposition of subsidiary:
            Assets                           35,480                -
            Liabilities                       4,218                -
            Minority interest                12,732                -

        Assets acquired through capital
           leases                             6,043           15,052

        Amounts in accounts payable and
        accrued liabilities for the
        purchase of fixed assets at
        period end                           23,770           10,988

5.       DISPOSAL OF SUBSIDIARY

         In February 1998, the Company completed the sale of its remaining 63% interest in NACT Telecommunications, Inc. for net proceeds of approximately $85.0 million and recorded a gain of approximately $61.3 million on such sale.

6.       ADOPTION OF NEW ACCOUNTING STANDARD

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than from transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. There was no effect from the adoption of SFAS No. 130.

7.       RECENT DEVELOPMENTS

         In April 1998, the Company acquired ICON Communications Corp., a switch-based reseller of long distance and local services located in Seattle, Washington, for $23.8 million in cash.

         In May 1998, the Company completed a private placement of $500.0 million principal amount at maturity of 10.5% senior secured discount notes due 2008 (the "1998 Notes"). The 1998 Notes will fully accrete to face value on May 1, 2003. From and after May 1, 2003, the 1998 Notes will bear interest, which will be payable in cash, at a rate of 10.5% per annum on each May 1 and November 1, commencing November 1, 2003. The net proceeds from the sale of the 1998 Notes of approximately $288.9 million are restricted for the purchase of telecommunications equipment and network infrastructure.

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

OVERVIEW

         GST Telecommunications, Inc. (the "Company") provides a broad range of integrated telecommunications products and services, primarily to business customers located in California, Hawaii and other western continental states. As a facilities-based competitive local exchange carrier ("CLEC"), the Company operates state-of-the-art, digital telecommunications networks that provide an alternative to incumbent local exchange carriers. The Company's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include local dial tone, long distance, Internet, data transmission and private line services.

         The Company's digital networks currently serve 41 markets in Arizona, California, Hawaii, Idaho, New Mexico, Oregon, Texas and Washington. The Company also constructs, markets and manages longhaul fiber optic facilities in Arizona, California and Hawaii. The Company's longhaul fiber optic facilities currently extend over 1,300 miles and approximately 1,800 route miles are under construction and expected to become operational over the next 12 months.

         Management believes that the formation of an integrated regional network through the interconnection of the Company's individual networks with the longhaul fiber optic facilities will provide significant competitive and economic advantages. In addition to providing the Company with a larger addressable market, the interconnection of its networks is expected to allow the Company to carry a portion of its intra-regional telecommunications traffic on-net, thereby improving operational margins by reducing payments to other carriers for use of their facilities. In addition, increasing demand for high bandwidth capacity has created opportunities for the Company to sell or lease capacity on its network to other communications carriers.

         The Company plans to build specific network segments or to lease capacity as economically justified and as the demands of its customers warrant. Management believes that pursuing the "smart-build" approach should permit the Company to provide for ongoing capital expenditures on a "success basis" and allow the Company to build its customer base through an increased focus on sales, marketing and operations support systems. "Smart-builds" also provide the Company with the ability to address attractive service areas selectively throughout its targeted markets.

RESULTS OF OPERATIONS

         REVENUES. Total revenues for the three and six month periods ended June 30, 1998 increased $12.5 million, or 46.3%, and $17.9 million, or 34.5%, respectively, over the comparable three and six month periods ended June 30, 1997. Telecommunications and other services revenues for the three and six month periods ended June 30, 1998 increased $17.8 million, or 86.1%, and $27.4 million, or 67.9%, respectively, over the comparable periods in the previous year. The increase in telecommunications and other services revenues resulted primarily from strategic acquisitions, including the acquisitions of Action Telcom Co. ("Action Telcom") in May 1997, the Guam operations of Sprint Corporation in October 1997, and ICON Communications, Corp. ("ICON") in April

1998, and from increased local service revenue generated by the Company's networks. To a lesser extent, the increase in telecommunications and other services revenues resulted from increased long distance, Internet and data services and from revenues generated by the sale of network conduit systems. Telecommunications products revenues for the three and six month periods ended June 30, 1998 decreased $5.3 million, or 83.7%, and $9.5 million, or 83.4%, respectively, over the three and six months ended June 30, 1997. The decrease in product revenues resulted from the sale of the Company's 63% interest in NACT Telecommunications, Inc. ("NACT").

         OPERATING EXPENSES. Total operating expenses for the three and six month periods ended June 30, 1998 increased $20.2 million, or 43.8%, and $32.6 million, or 36.9%, respectively, over the three and six month periods ended June 30, 1997. Network expenses, which include direct local and long distance circuit costs, were 67.6% and 69.7%, respectively, of telecommunications and other services revenues for the three and six month periods ended June 30, 1998, compared to 75.4% and 80.7% for the comparable periods in the previous year. The decrease in network expenses as a percentage of revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on the Company's network as a percentage of total telecommunications and other services revenues. Facilities administration and maintenance expenses for the three and six month periods ended June 30, 1998 were 9.6% and 11.3%, respectively, of telecommunications and other services revenues compared to 16.4% and 16.1% for the comparable periods ended June 30, 1997. The primary reason for the decrease in these expenses as a percent of telecommunications and other services revenues is the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on the Company's networks.

         Cost of product revenues decreased $1.2 million, or 62.3%, and $2.3 million, or 62.6%, respectively, over the three and six month periods ended June 30, 1997. For the three and six month periods ended June 30, 1998 cost of product revenues were 68.4% and 73.6%, respectively, of telecommunications products revenues, compared to 29.6% and 32.8% for the comparable periods ended June 30, 1997. The decrease in the dollar amount of cost of product revenues and the increase in cost of product revenues as a percent of product sales resulted from the sale of NACT. Research and development costs reported in the three and six month periods ended June 30, 1997 were related to activities at NACT.

         Selling, general and administrative expenses for the three and six month periods ended June 30, 1998 increased $5.9 million, or 31.3%, and $10.9 million, or 31.9%, respectively, over the three and six months ended June 30, 1997. The increase is due to the expansion of the Company's CLEC and enhanced services operations, which has resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to strategic acquisitions. As a percentage of total revenue, selling, general and administrative expenses for the three and six month periods ended June 30, 1998 were 62.4% and 64.8%, respectively, compared to 69.5% and 66.1% for the comparable periods ended June 30, 1997.

         Depreciation and amortization for the three and six month periods ended June 30, 1998 increased $5.4 million and $9.6 million, respectively, over the comparable periods in the previous year. The increase is attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to the Company's acquisitions. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 28.0% and 28.4% of total revenue for the three and six month periods ended June 30, 1998 compared to 21.0% and 19.6% for the comparable periods ended June 30, 1997.

         OTHER EXPENSES/INCOME. For the three and six months ended June 30, 1998, the Company recorded net other expense of $18.9 million and net other income of $25.3 million, respectively, compared to net other expense of $9.9 million and $8.0 million for the comparable periods ended June 30, 1997. For the three month period ended June 30, 1998, the primary reason for the increase in net other expenses as compared to the same period in 1997 was increased interest expense resulting from the issuance in November 1997 of $144.0 million in senior subordinated accrual notes (the "Accrual Notes") and the issuance in May 1998 of $500.0 million principal amount at maturity of senior secured discount notes (the "1998 Notes"). For the six month period ended June 30, 1998, net other income includes a $61.3 million gain resulting from the sale of NACT.

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

         The Company's net cash used in operating and investing activities was $337.1 million and $217.2 million for the six months ended June 30, 1998 and 1997, respectively. Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $314.7 million and $242.2 million for the six months ended June 30, 1998 and 1997, respectively.

         Capital expenditures for the six months ended June 30, 1998 and 1997 were $97.5 million and $110.4 million, respectively. The Company estimates capital expenditures for fiscal 1998 and fiscal 1999 of approximately $325 million and $300 million, respectively. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

         In addition to the Company's capital expenditures, in March 1998, the Company acquired KLP, Inc. (d/b/a Call America), a Phoenix-based reseller of long distance, for approximately $3.8 million in cash and the business of Whole Earth Networks, LLC, a San Francisco-based Internet service provider, for approximately $9.0 million in cash and the assumption of certain liabilities. In April 1998, the Company acquired ICON, a switch-based reseller of long distance and local services located in Seattle, for approximately $23.8 million in cash.

         In May 1998, the Company completed a private placement of $500.0 million principal amount at maturity of the 1998 Notes. The 1998 Notes will fully accrete to face value on May 1, 2003. From and after May 1, 2003, the notes will bear interest, which will be payable in cash, at a rate of 10.5% per annum on each May 1 and November 1, commencing November 1, 2003. The net proceeds from the sale of the 1998 Notes of approximately $288.9 million are restricted for the purchase of telecommunications equipment and network infrastructure. The indenture related to the 1998 Notes, and the indentures associated with previously issued notes, include restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by the Company, investment in certain subsidiaries, the sale of assets and the payment of dividends.

         At June 30, 1998, the Company had approximately $1,111.0 million of indebtedness outstanding and $58.1 million of mandatorily redeemable preference shares. In addition, as of June 30, 1998, the Company had $30.5 million of availability under a credit facility with Tomen America Inc. (the "Tomen Facility") and $107.4 million of availability under a loan agreement with Siemens Telecom Networks (the "Siemens Loan Agreement"). Although the Company's liquidity was substantially improved as a result of proceeds received from the sale of senior and convertible notes in December 1995 (collectively, the "1995 Notes"), the sale of senior secured notes in May 1997 (the "Secured Notes"), the Accrual Notes and the 1998 Notes, the Company will have significant debt service obligations. The Company will be required to make principal and interest payments of approximately $30.6 million (of which $17.6 million will be made from funds securing the Secured Notes), $64.6 million (of which $35.1 million will be made from funds securing the Secured Notes), $67.6 million (of which $17.6 million will be made from funds securing the Secured Notes), $116.3 million and $114.7 million in the remainder of 1998 and in 1999, 2000, 2001 and 2002, respectively. In addition, the Company anticipates that cash flow from operations will be insufficient to pay interest in cash on the 1995 Notes when such interest becomes payable in June 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six interest payments on the Secured Notes is paid and to repay the 1995 Notes, the Secured Notes and the Accrual Notes in full and that such notes will need to be refinanced. The ability of the Company to effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of the Company. There can be no assurance that the Company will be able to improve its operating results or that the Company will be able to meet its debt service obligations.

         At June 30, 1998, the Company had cash, cash equivalents, and investments, including restricted cash and investments, of approximately $557.8 million. The Company believes that the amounts on hand and borrowings expected to be available under the Tomen Facility and the Siemens Loan Agreement, will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses through October 1999. Thereafter, the Company expects to require additional financing. The extent of additional financing will depend on, among other things, the rate of the Company's expansion and the success of the Company's businesses. In the event that the Company's plans or assumptions change or prove to be inaccurate, or its cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). The Company may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained within the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have a material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES (SOP 98-5). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and that previously capitalized costs related to such activities be expensed as a cumulative effect of a change in accounting principle upon adoption. The Company will adopt the provisions of SOP 98-5 at the beginning of 1999 and has not yet determined the effect that such adoption will have on its future results of operations.

                           PART II: OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES

         1. On June 19, 1998, the Registrant issued an aggregate of 26,064 Common Shares to four individuals as an installment payment in consideration for the Registrant's acquisition in September 1996 of Tri-Star Residential Communications Corp.

            There were no underwriters involved in the foregoing issuance of equity securities and such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

ITEM 5.     OTHER INFORMATION

            In accordance with recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Registrant's shareholders are notified that the deadline for providing the Registrant timely notice of any shareholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Registrant's 1999 Annual Meeting of Shareholders will be December 15, 1998. As to all such matters as to which the Registrant does not have notice on or prior to December 15, 1998, discretionary authority shall be granted to the designated persons in the Registrant's proxy for such Annual Meeting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            Exhibit 27                    Financial Data Schedule

       (b)  Reports on Form 8-K

            On May 4, 1998, the Registrant reported on Form 8-K in "Item 5. Other Events," the completion of a private placement by GST Network Funding, Inc., an indirect wholly-owned subsidiary of the Registrant, of $500 million principal amount at maturity of senior secured discount notes.

            On June 15, 1998, the Registrant reported on Form 8-K in "Item 5. Other Events," the retirement of John Warta, formerly the Chairman of the Board and Chief Executive Officer of the Registrant.

                               S I G N A T U R E S


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





Date: AUGUST 13, 1998                    GST TELECOMMUNICATIONS, INC.
                                         (Registrant)




                                         /S/ DANIEL L. TRAMPUSH
                                         ---------------------------------------
                                             Daniel L. Trampush,
                                             (Senior Vice President and Chief
                                             Financial Officer)