Form 10-Q
period 1998-09-30
GST TELECOMMUNICATIONS INC
filed 1998-11-17
CIK 911522

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                        Commission file number 1-12866

                         GST TELECOMMUNICATIONS, INC.
            (Exact name of Registrant as Specified in its Charter)

          Canada                                      Not Applicable
(State or Other Jurisdiction                      (IRS Employer Identification
 of Incorporation or Organization)                          Number)


        4001 Main Street, Vancouver, WA                                98663
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100

                                      N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   N
                                              -   -

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 12, 1998, there were outstanding 36,244,066 Common Shares, without par value, of the Registrant.

                          GST TELECOMMUNICATIONS, INC.


                                      INDEX

                                                                     PAGE(S)


                          PART I: FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Condensed Balance Sheets - September 30,
          1998 (unaudited) and December 31, 1997                           2

          Consolidated Condensed Statements of Operations
          - Three Months Ended September 30, 1998 and
          1997 and Nine Months Ended September 30, 1998 and 1997
          (unaudited)                                                      3

          Consolidated Condensed Statements of Cash Flows
          - Nine Months Ended September 30, 1998 and 1997
          (unaudited)                                                      4

          Notes to Consolidated Condensed Financial
          Statements (unaudited)                                           5-7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              8-15


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Not Required

                           PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                               16

ITEM 5.   OTHER INFORMATION                                               16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                16

SIGNATURES                                                                17

                          GST Telecommunications, Inc.
                      Consolidated Condensed Balance Sheets
              September 30, 1998 (unaudited) and December 31, 1997
                                 (In thousands)

                                                               September 30, 1998       December 31, 1997   (1)
                                                               ------------------       -----------------
ASSETS
    Current assets:
      Cash and cash equivalents                                     $ 103,560               $ 199,053
      Restricted cash and investments                                  33,430                  31,731
      Accounts receivable, net                                         32,779                  27,324
      Investments                                                          46                   7,619
      Prepaid expenses and other current assets                        12,030                  16,539
                                                                  -----------               ---------
           Total current assets                                       181,845                 282,266
                                                                  -----------               ---------
    Restricted investments                                            332,024                 112,719

    Property, plant and equipment                                     605,542                 433,680
      less accumulated depreciation                                   (45,783)                (26,785)
                                                                  -----------               ---------
                                                                      559,759                 406,895

    Other assets                                                      160,229                 117,908
      less accumulated amortization                                   (48,606)                (21,614)
                                                                  -----------               ---------
                                                                      111,623                  96,294

                                                                  $ 1,185,251               $ 898,174
                                                                  ===========               =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
    Current liabilities:
      Accounts payable                                               $ 31,773                $ 14,798
      Accrued liabilities                                              37,837                  30,869
      Current portion of capital lease obligations                      6,180                   6,286
      Current portion of long term debt                                 5,342                   4,579
      Other current liabilities                                         6,799                     993
                                                                  -----------               ---------
           Total current liabilities                                   87,931                  57,525
                                                                  -----------               ---------
    Long term interest payable                                         16,344                   3,551
    Capital lease obligations, less current portion                    19,301                  13,994
    Long term debt, less current portion                            1,083,862                 763,292

    Minority interest in subsidiaries                                       -                  12,732

    Preference shares                                                  58,088                  54,635

    Shareholders' deficit:
      Common shares                                                   238,395                 221,105
      Commitment to issue shares                                            -                     604
      Accumulated deficit                                            (318,670)               (229,264)
                                                                    ---------               ---------
           Total shareholders' deficit                                (80,275)                 (7,555)
                                                                  -----------               ---------
                                                                  $ 1,185,251               $ 898,174
                                                                  ===========               =========

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1997.

      See notes to consolidated condensed financial statements.

                          GST Telecommunications, Inc.
                 Consolidated Condensed Statement of Operations
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                           Three Months                    Nine Months
                                                        Ended September 30,            Ended September 30,
                                                        1998           1997            1998            1997
                                                   ------------    ------------    ------------    ------------
Revenue:
     Telecommunication and other services          $     42,341    $     23,855    $    110,014    $     64,156
     Telecommunication products                           1,493           7,188           3,391          18,594
                                                   ------------    ------------    ------------    ------------
                                                         43,834          31,043         113,405          82,750
                                                   ------------    ------------    ------------    ------------
Operating costs and expenses:
     Network expenses                                    28,233          18,000          75,386          50,522
     Facilities administration and maintenance            4,201           2,471          11,857           8,979
     Cost of product revenues                               810           2,433           2,207           6,169
     Selling, general and administrative                 24,871          30,096          69,932          64,259
     Research and development                                --             577              --           1,906
     Depreciation and amortization                       12,420           9,326          32,164          19,470
                                                   ------------    ------------    ------------    ------------
                                                         70,535          62,903         191,546         151,305
                                                   ------------    ------------    ------------    ------------
 Loss from operations                                   (26,701)        (31,860)        (78,141)        (68,555)
                                                   ------------    ------------    ------------    ------------
Other expenses (income):
     Interest income                                     (7,492)         (3,649)        (19,220)         (6,187)
     Interest expense                                    27,830          16,344          74,355          32,231
     Other                                               16,275           1,266         (43,870)         (5,391)
                                                   ------------    ------------    ------------    ------------
                                                         36,613          13,961          11,265          20,653
                                                   ------------    ------------    ------------    ------------
Loss before income taxes
     and minority interest                              (63,314)        (45,821)        (89,406)        (89,208)
                                                   ------------    ------------    ------------    ------------
     Income taxes                                            --              16              --            (831)
     Minority interest in income of subsidiaries             --            (221)             --            (665)
                                                   ------------    ------------    ------------    ------------
                                                             --            (205)             --          (1,496)
                                                   ------------    ------------    ------------    ------------
Net loss                                           $    (63,314)   $    (46,026)   $    (89,406)   $    (90,704)
                                                   ============    ============    ============    ============
Net loss per share
     - basic and diluted (1)                       $      (1.76)   $      (1.72)   $      (2.60)   $      (3.70)
                                                   ============    ============    ============    ============
Weighted average shares outstanding
     - basic and diluted                             36,063,767      26,717,826      35,737,086      25,316,772
                                                   ============    ============    ============    ============


(1) Net loss per share is increased for preference shares' accretion totaling $3,453 and $2,969 for the nine-month periods ended September 30, 1998 and 1997, respectively.

        See notes to consolidated condensed financial statements.

                          GST Telecommunications, Inc.
                   Consolidated Condensed Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              Nine Months
                                                                          Ended September 30,
                                                                         1998             1997
                                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $ (89,406)       $ (90,704)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Minority interest in income of subsidiary                                  --              665
  Depreciation and amortization                                          36,977           21,556
  Deferred income taxes                                                      --             (899)
  Accretion of interest                                                  35,112           12,493
  Stock compensation                                                      1,213            9,963
  Loss on disposal of assets                                                 56              679
  Loss on equity investment                                                 593            1,459
  Gain on sale of subsidiary shares                                     (61,292)          (7,376)
  Loss reserve on long term assets                                       15,668               --

Changes in non-cash operating working capital:
  Accounts  receivable                                                  (15,165)          (7,631)
  Prepaid expenses and other current assets                               1,463           (7,373)
  Accounts payable and accrued liabilities                                6,304           25,851
  Other liabilities                                                      14,704             (206)
                                                                       ---------        ---------

Net cash used in operating activities                                   (53,773)         (41,523)
                                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of subsidiaries, net of cash acquired                      (35,471)            (946)
 Proceeds from sale of investments                                          327               --
 Purchase of investments                                                     --           (3,247)
 Purchase of fixed assets                                              (147,822)        (159,447)
 Purchase of other assets                                                (2,638)          (4,887)
 Proceeds from sale of subsidiary shares, net                            85,074           27,105
 Cash disposed of in sale of subsidiary                                  (5,252)              --
 Proceeds from the sale of fixed assets                                   3,584            5,774
 Change in investments restricted for fixed asset purchases            (237,685)         (58,701)
                                                                       ---------       ----------
Net cash used in investing activities                                  (339,883)        (194,349)
                                                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt                                          300,562          326,545
  Principal payments on long term debt and capital leases               (22,714)          (4,527)
  Issuance of common shares, net                                         16,578           16,503
  Issuance of preferred shares                                               --           48,679
  Deferred financing costs                                              (12,945)         (11,780)
  Change in investments restricted to finance interest payments          16,682          (97,049)
                                                                       ---------       ----------
Net cash provided by financing activities                               298,163          278,371
                                                                       ---------       ----------

Net increase (decrease) in cash and cash equivalents                    (95,493)          42,499
Cash and cash equivalents at beginning of period                        199,053           13,363
                                                                       ---------       ----------
Cash and cash equivalents at end of period                            $ 103,560        $  55,862
                                                                      ==========       ==========


  See notes to consolidated condensed financial statements.

                         GST TELECOMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the three months ended December 31, 1997, as included in the Company's Transition Report on Form 10-K for the three month transition period ended December 31, 1997.

2.    BASIC AND DILUTED NET LOSS PER SHARE

        Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consisting of options and warrants to purchase common shares and convertible securities were antidilutive for all periods presented and were not included in determining diluted weighted average shares outstanding. If the Company had reported net income for the periods presented, the weighted average number of common equivalent shares used to determine diluted net loss per share would have increased by 9,366,655 and 9,912,578 for the three and nine month periods ended September 30, 1998, respectively, and by 8,580,432 and 8,131,064 for the three and nine month periods ended September 30, 1997, respectively.

3.    SHAREHOLDERS' EQUITY

     Shares issued and outstanding are as follows:

                                     September 30, 1998        December 31, 1997
                                     ------------------        -----------------

     Common shares, no par value        36,076,369                 34,564,898

     Unlimited number of
     common shares authorized

4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                           Nine Months
                                                      Ended September 30,
                                                        1998         1997
                                                      ------       ------
Cash Transactions:
  Cash paid for interest                           $  30,681     $  4,188
  Cash paid for income taxes                              --          638

Non-Cash Transactions:
  Recorded in business combinations:
   Assets                                             45,719       12,151
   Liabilities                                         7,900        3,990
   Common shares                                       2,348        8,161
  Disposition of subsidiary:
   Assets                                             35,480           --
   Liabilities                                         4,218           --
   Minority interest                                  12,732           --
  Assets acquired through capital leases               9,347       21,241
  Amounts in accounts payable and accrued
   liabilities for the purchase of fixed assets
   at period end                                      24,560       19,718

5.  DISPOSAL OF SUBSIDIARY

    In February 1998, the Company completed the sale of its remaining 63% interest in NACT Telecommunications, Inc. for net proceeds of approximately $85.0 million and recorded a gain of approximately $61.3 million on such sale.

6.    ADOPTION OF NEW ACCOUNTING STANDARD

    The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than from transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. There was no effect on the Company's financial statements resulting from the adoption of SFAS No. 130 as the Company has no non-owner changes in equity.

7.  RECENT DEVELOPMENTS

    (a) On October 28, 1998, Magnacom Wireless, LLC ("Magnacom"), a company controlled by the Company's former Chairman and Chief Executive Officer, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As of September 30, 1998, the Company had paid Magnacom approximately $14.6 million as prepayments for future PCS services and had recorded approximately $1.1 million in other receivables from Magnacom. For the three months ended September 30, 1998, the Company recorded a loss reserve of $15.7 million for the full amount of the prepayments and receivables related to Magnacom.

    (b) The Company is investigating certain matters with respect to compliance with covenants contained in the indentures relating to certain of the Company's and its subsidiaries' outstanding notes. See Item 5 of Part II hereof.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

      Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with the Company's operating losses, risks relating to the Company's development and expansion and possible inability to manage growth, risks relating to the Company's significant capital requirements, substantial indebtedness and possible inability to service its debt, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, including Amendment No. 2 to the Company's Form S-4 as filed on October 7, 1998 and the Company's Form 10-K for the transition period ended December 31, 1997. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

      GST Telecommunications, Inc. (the "Company") provides a broad range of integrated telecommunications products and services, primarily to business customers located in California, Hawaii and other western continental states. As a facilities-based integrated communications provider ("ICP"), the Company operates state-of-the-art, digital telecommunications networks that provide an alternative to incumbent local exchange carriers. The Company's full line of products, which offer a "one-stop" solution to customers' telecommunications services requirements, include local dial tone, long distance, Internet, data transmission and private line services.

      The Company's digital networks currently serve 42 markets in Arizona, California, Hawaii, Idaho, New Mexico, Oregon, Texas and Washington. The Company also constructs, markets and manages longhaul fiber optic facilities in Arizona, California and Hawaii, and plans to market and manage similar facilities in Oregon. The Company's longhaul fiber optic facilities currently extend over 1,300 miles and approximately 1,800 route miles are under construction and expected to become operational over the next 12 months.

      Management believes that the formation of an integrated regional network through the interconnection of the Company's individual networks with its longhaul fiber optic facilities will provide significant competitive and economic advantages. In addition to providing the Company with a larger addressable market, the interconnection of its networks is expected to allow the Company to carry a portion of its intra-regional telecommunications traffic on-net, thereby improving operational margins by reducing payments to other carriers for use of their facilities. In addition, increasing demand for high bandwidth capacity has created opportunities for the Company to sell, swap, or lease capacity on its network to other communications carriers.

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

RESULTS OF OPERATIONS

      Revenues. Total revenues for the three and nine month periods ended September 30, 1998 increased $12.8 million, or 41.2%, and $30.7 million, or 37.0%, respectively, over the comparable three and nine month periods ended September 30, 1997. Telecommunications and other services revenues for the three and nine month periods ended September 30, 1998 increased $18.5 million, or 77.5%, and $45.9 million, or 71.5%, respectively, over the comparable periods in the previous year. The increase in telecommunications and other services revenues resulted primarily from strategic acquisitions, including the acquisition of ICON Communications, Corp. ("ICON") in April 1998, and from increased local service revenue generated by the Company's networks. To a lesser extent, the increase in telecommunications and other services revenues resulted from increased long distance, Internet and data services and from revenues generated by the sale of network conduit and fiber systems. Telecommunications products revenues for the three and nine month periods ended September 30, 1998 decreased $5.7 million, or 79.2%, and $15.2 million, or 81.8%, respectively, over the three and nine months ended September 30, 1997. The decrease in product revenues resulted from the sale of the Company's remaining interest in NACT Telecommunications, Inc. ("NACT") in February 1998.

      Operating Expenses. Total operating expenses for the three and nine month periods ended September 30, 1998 increased $7.6 million, or 12.1%, and $40.2 million, or 26.6%, respectively, over the three and nine month periods ended September 30, 1997. Network expenses, which include direct local and long distance circuit costs, were 66.7 % and 68.5%, respectively, of telecommunications and other services revenues for the three and nine month periods ended September 30, 1998, compared to 75.5% and 78.7% for the comparable periods in the previous year. The decrease in network expenses as a percentage of revenue resulted from the inclusion of revenues from strategic acquisitions and an increase in revenues for traffic carried on the Company's network as a percentage of total telecommunications and other services revenues. Facilities administration and maintenance expenses for the three and nine month periods ended September 30, 1998 were 9.9% and 10.8%, respectively, of telecommunications and other services revenues compared to 10.4% and 14.0% for the comparable periods ended September 30, 1997. The primary reason for the decrease in these expenses as a percent of telecommunications and other services revenues is the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on the Company's networks.

      Cost of product revenues decreased $1.6 million, or 66.7%, and $4.0 million, or 64.2%, respectively, over the three and nine month periods ended September 30, 1997. For the three and nine month periods ended September 30, 1998 cost of product revenues were 54.3% and 65.1%, respectively, of telecommunications products revenues, compared to 33.8% and 33.2% for the comparable periods ended September 30, 1997. The decrease in the dollar amount of cost of product revenues and the increase in cost of product revenues as a percent of product sales resulted from the sale of NACT. Research and development costs reported in the three and nine month periods ended September 30, 1997 were related to activities at NACT.

      Selling, general and administrative expenses decreased $5.2 million, or 17.4%, for the three month period ended September 30, 1998, and increased $5.7 million, or 8.8%, for the nine month period ended September 30, 1998 as compared to the three and nine months ended September 30, 1997. For the three and nine months ended September 30, 1997, the Company recorded a one-time, $7.4 million non-cash compensation charge when 750,000 common shares were released from escrow to certain of the Company's former executives. Excluding such charge, selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 increased $2.2 million, or 9.8%, and $13.1 million, or 23.1%, respectively, over the three and nine months ended September 30, 1997. The increase is due to the expansion of the Company's local and enhanced services operations, which has resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses of strategic acquisitions. As a percentage of total revenue, selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 were 56.7% and 61.7%, respectively, compared to 96.9% and 77.7% for the comparable periods ended September 30, 1997.

      Depreciation and amortization for the three and nine month periods ended September 30, 1998 increased $3.1 million and $12.7 million, respectively, over the comparable periods in the previous year. The increase is attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to the Company's acquisitions. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 28.3% and 28.4% of total revenue for the three and nine month periods ended September 30, 1998 compared to 30.0% and 23.5% for the comparable periods ended September 30, 1997.

      Other Expenses/Income. For the three and nine months ended September 30, 1998, the Company recorded net other expense of $36.7 million and $11.3 million, respectively, compared to net other expense of $14.2 million and $22.1 million for the comparable periods ended September 30, 1997. For the nine month period ended September 30, 1998, net other income includes a $61.3 million gain resulting from the sale of NACT. Excluding such gain, net other expense would have increased $50.5 million for the nine months ended September 30, 1998 as compared to the same period in the previous year. The increases in net other expenses primarily relate to increased interest expense resulting from the issuance in November and December 1997 of $144.0 million of 12.75% senior subordinated accrual notes (the "Accrual Notes"), the issuance in May 1998 of $500.0 million principal amount at maturity of 10.5% senior secured discount notes (the "1998 Notes"), and from a $15.7 million loss reserve recorded in September 1998 for amounts paid to Magnacom Wireless, LLC ("Magnacom"), a company controlled by the Company's former Chairman and Chief Executive Officer. As of September 30, 1998, the Company had paid Magnacom approximately $14.6 million as prepayments for future PCS services and had recorded approximately $1.1 million in other receivables from Magnacom.

Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in October 1998.

      Net Loss. Net loss for the three months ended September 30, 1998 increased $17.3 million, or 37.6%, to $63.3 million from $46.0 million for the three months ended September 30, 1997. Net loss for the nine months ended September 30, 1998 decreased $1.3 million, or 1.4%, to $89.4 million from $90.7 million for the nine months ended September 30, 1997. Excluding the $61.3 million gain on the sale of NACT and the $15.7 million loss reserve for amounts paid to Magnacom, net loss would have been $135.0 million for the nine months ended September 30, 1998, an increase of $44.3 million as compared to the nine months ended September 30, 1997.

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

      At September 30, 1998, the Company had approximately $1,114.7 million of indebtedness outstanding and $58.1 million of 11.875% mandatorily redeemable preference shares. In addition, as of September 30, 1998, the Company had $30.5 million of availability under a credit facility with Tomen America Inc. (the "Tomen Facility") and $106.8 million of availability under a loan agreement with Siemens Telecom Networks (the "Siemens Loan Agreement"). Although the Company's liquidity was substantially improved as a result of proceeds received from the sale of $312.4 million principal amount at maturity of 13.875% senior discount notes and $39.1 million principal amount at maturity of 13.875% convertible senior subordinated discount notes in December 1995 (collectively the "1995 Notes"), the sale of $265.0 million of 13.25% senior secured notes in May 1997 (the "Secured Notes"), the Accrual Notes and the 1998 Notes, the Company will have significant debt service obligations. The Company will be required to make principal and interest payments of approximately $22.1 million (of which $17.6 million will be made from funds securing the Secured Notes), $63.6 million (of which $35.1 million will be made from funds securing the Secured Notes), $65.7 million (of which $17.6 million will be made from funds securing the Secured Notes), $114.9 million and $111.5 million in the remainder of 1998 and in 1999, 2000, 2001 and 2002, respectively. In addition, the Company anticipates that cash flow from operations will be insufficient to pay interest in cash on the 1995 Notes when such interest becomes payable in September 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six interest payments on the Secured Notes is paid and to repay the 1995 Notes, the Secured Notes and the Accrual Notes in full and that such notes will need to be refinanced. The ability of the Company to effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of the Company. There can be no assurance that the Company will be able to improve its operating results or that the Company will be able to meet its debt service obligations.

      At September 30, 1998, the Company had cash, cash equivalents, and investments, including restricted cash and investments, of approximately $469.1 million. The Company believes that the amounts on hand and borrowings expected to be available under the Tomen

Facility and the Siemens Loan Agreement will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses through the end of fiscal 1999. Thereafter, the Company expects to require additional financing. The extent of additional financing needed will depend on, among other things, the rate of the Company's expansion and the success of the Company's businesses. In the event that the Company's plans or assumptions change or prove to be inaccurate, or its cash resources, together with borrowings under the current financing arrangements, prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). The Company may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained within the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have a material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company.

      The Company's net cash used in operating and investing activities was $393.7 million and $235.9 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $298.2 million and $278.4 million for the nine months ended September 30, 1998 and 1997, respectively.

      Capital expenditures for the nine months ended September 30, 1998 and 1997 were $170.1 million and $167.7 million, respectively. The Company estimates approximately $250 million of capital expenditures in each of fiscal 1998 and fiscal 1999. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

      In addition to capital expenditures, the Company has also used capital for strategic acquisitions. In March 1998, the Company acquired KLP, Inc. (d/b/a Call America), a Phoenix-based reseller of long distance, for approximately $3.8 million in cash and the business of Whole Earth Networks, LLC, a San Francisco-based Internet service provider, for approximately $9.0 million in cash and the assumption of $1.3 million of liabilities. In April 1998, the Company acquired ICON, a switch-based reseller of long distance and local services located in Seattle, for approximately $23.8 million in cash.

      In May 1998, the Company completed a private placement of $500.0 million principal amount at maturity of 1998 Notes. The 1998 Notes will fully accrete to face value on May 1, 2003. From and after May 1, 2003, the 1998 Notes will bear interest, which will be payable in cash, at a rate of 10.5% per annum on each May 1 and November 1, commencing November 1, 2003. The net proceeds from the sale of the 1998 Notes of approximately $288.9 million are restricted for the purchase of telecommunications equipment and network infrastructure. The indenture related to the 1998 Notes, and the indentures associated with previously issued notes, include restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by the Company, investment in certain subsidiaries, the sale of assets and the payment of dividends. The Company is a party to a registration rights agreement relating to the 1998 Notes whereby it has agreed to consummate an exchange offer for the 1998 Notes pursuant to an effective registration statement or cause the 1998 Notes to be registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement by November 4, 1998. Although the Company has filed a registration statement on Form S-4 with respect to an exchange offer for the 1998 Notes, it has not yet been declared effective. Therefore, in accordance with the terms of the registration rights agreement, interest (in addition to the accrual of original issue discount and interest otherwise due on the 1998 Notes after such date) on the 1998 Notes will accrue, at an annual rate of 0.5%, from November 4, 1998 and be payable in cash semiannually in arrears, on each May 1 and November 1, commencing May 1, 1999 until such exchange offer is consummated or a shelf registration statement is declared effective.

      The Company is investigating certain matters with respect to compliance with covenants contained in the indentures relating to certain of the Company's and its subsidiaries' outstanding notes. See Item 5 of Part II hereof.

YEAR 2000 PROGRAM

      The Company's State of Readiness. The Company's core internal systems that have been recently implemented are year 2000 compliant. The remaining core internal systems are scheduled to be replaced by the third quarter of 1999 and are expected to be year 2000 compliant when installed. In general, the Company's year 2000 project is divided into three phases: (1) inventory and assessment ("Phase One"), (2) strategy and contingency planning ("Phase Two"), and (3) conversion and remediation ("Phase Three"). The Company completed Phase One in October 1998. The Company is continuing to contact all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company has moved to Phase Two, wherein remedial actions will be planned and a contingency plan will be formulated, and anticipates completing Phase Two in December 1998. Phase Two will include consideration of worst case year 2000 scenarios. The Company expects to complete Phase Three, wherein remedial actions will be implemented and tested, by third quarter 1999. The Company's efforts have thus far been focused on assessing and remediating potential year 2000 problems with its applications, hardware, system software and interfaces (collectively "IT Systems"). The Company intends to employ a similar phased strategy to address its non-IT systems.

      Costs. Based on its initial evaluation, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

The total amount expended on the project through September 30, 1998 was approximately $.3 million relating to Phase One costs of inventorying and assessing the Company's IT Systems.

      Risks. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The year 2000 project is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

      Readers are cautioned that forward-looking statements contained in the year 2000 update should be read in conjunction with the Company's cautionary statements contained in this Item 2, as supplemented by the following statements regarding the year 2000 project in particular. The dates on which the Company believes the year 2000 project will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem resulting in part from the uncertainty of the year 2000 readiness of third parties, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company is required to adopt the provisions of SFAS No. 131 in 1998. The Company has not yet completed its analysis of the impact on the financial statements that will be caused by the adoption of this accounting standard.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are now required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company must adopt SFAS No. 133 by January 1, 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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

                           PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    (a) Reference is made to Item 3. "Legal Proceedings" of the Registrant's Transition Report on Form 10-K for the three months ended December 31, 1997, and to the Registrant's Form 8-K dated July 9, 1998, and to the descriptions therein of an action for alleged patent infringement (the "Aerotel Action") commenced by Aerotel, Ltd. and Aerotel U.S.A. Inc. (collectively "Aerotel") against NACT Telecommunications, Inc. ("NACT"), a former subsidiary of the Registrant and GST USA, Inc. ("GST USA"). On October 26, 1998, the Registrant, GST USA, World Access, Inc. and Aerotel entered into a settlement agreement relating to the Aerotel Action. The Registrant and GST USA's portion of the settlement is approximately $2.9 million.

    (b) On October 20, 1998, the Company filed a complaint in the Superior Court of California, Santa Clara County, against GST Global Telecommunications, Inc. (subsequently renamed Global Light Telecommunications, Inc.), current directors Stephen Irwin and Peter
         E. Legault, and former directors W. Gordon Blankstein, Robert H. Hanson, John Warta and Ian Watson. The complaint seeks the restitution of all legal and equitable interests in Bestel S.A. de C.V., a Mexican telecommunications opportunity. No trial date has been set and the Company cannot predict the outcome of the litigation.

ITEM 5.     OTHER INFORMATION

The following matters are related to the indentures respectively governing the 13-7/8% Senior Discount Notes due 2005, the 13-7/8% Convertible Senior Subordinated Discount Notes due 2005, the 12-3/4% Senior Subordinated Accrual Notes due 2007, the 13-1/4% Senior Secured Notes due 2007 and the 10-1/2% Senior Secured Discount Notes due 2008, in respect of each of which the Company or a subsidiary is an obligor.

In connection with the Company's preparation of the California Superior Court litigation:

          The Company has reviewed the transfer of its interest in a telecommunications project to be developed in Mexico, to Global Light Telecommunications, Inc. ("GLT") (formerly known as GST Global Telecommunications, Inc.) which transfer forms the basis for certain claims in that litigation. As a result of the transfer GLT was engaged in business outside the continental United States, and because it did not meet certain other technical requirements specified in the indentures, the Company has been advised that this transfer may constitute a violation of indenture covenants limiting investments in entities that conduct business outside the continental United States and Hawaii. Furthermore, this transfer was one for which the Company has not yet received any consideration, which may also constitute a violation of indenture covenants respecting consideration to be received from sales to affiliated entities. The litigation has been instituted to recover this asset or its fair market value.

          The Company has become aware of certain transactions occurring in 1997 which may have comprised an investment of approximately $.4 million in a business entity that conducted business operations in Guam and the Northern Mariana Islands. The Company has been advised that these transactions may have constituted violations of indenture covenants limiting investments in entities that conduct business outside of the continental United States and Hawaii.

          The Company has reviewed its acquisition in 1998 of certain operating assets located in Guam, purchased for $2.0 million of cash and $.5 million of liabilities for future services to be provided to the seller in that transaction. Because this activity is conducted outside the continental United States it should have been placed in an "unrestricted subsidiary." In the absence of such a subsidiary, the Company has been advised that this transaction may constitute a violation of indenture covenants respecting its activities outside the continental United States and Hawaii. The Company intends to transfer this activity to an unrestricted subsidiary.

          The Company has provided notice to the indenture trustee respecting these matters and correcting earlier annual reports required by the indenture in these respects.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

         Exhibit 27  Financial Data Schedule

      (b)  Reports on Form 8-K

         On July 9, 1998, the Registrant reported on Form 8-K under "Item 5. Other Events," that it had entered into a Memorandum of Understanding to settle the Aerotel Action.

                               S I G N A T U R E S





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





Date: NOVEMBER 13, 1998      GST TELECOMMUNICATIONS, INC.
                                          (Registrant)




                             /s/ Daniel L. Trampush
                             ---------------------------------------------------
                             Daniel L. Trampush,
                             (Senior Vice President and Chief Financial Officer)