Form 10-K
period 1998-12-31
GST TELECOMMUNICATIONS INC
filed 1999-03-12
CIK 911522

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 1-12866

                          GST TELECOMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      CANADA                                                N/A
          (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER IDENTIFICATION NUMBER)
          INCORPORATION OR ORGANIZATION)

                 4001 MAIN STREET, VANCOUVER, WASHINGTON 98663
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (360) 356-7100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON SHARES, WITHOUT PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value at March 5, 1999 of the Registrant's Common Shares, without par value (based upon the closing price of $7 per share of such Common Shares on NASDAQ), held by non-affiliates of the Company was $254,038,365. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 5, 1999, there were outstanding 36,470,526 of the Registrant's Common Shares, without par value.

     Except where otherwise indicated, all amounts expressed as "$" or "dollars" in this Annual Report refer to United States currency.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") no later than April 30, 1999 pursuant to Regulation 14A are incorporated by reference in Items 10 through 12 of Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS.

OVERVIEW

     GST Telecommunications, Inc. (the "Company") provides a broad range of integrated telecommunications products and services, primarily to business customers located in California, Hawaii and other western continental states. As a facilities-based integrated communications provider ("ICP"), the Company operates state-of-the-art, digital telecommunications networks that represent an alternative to incumbent local exchange carriers ("ILECs"). The Company's full line of products, which offer a "one-stop" customer-focused solution to the telecommunications services requirements of its customers, include local dial tone, long distance, Internet, data transmission and private line services. With the turn-up of its Virtual Integrated Transport and Access ("VITA") network in the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company became one of the first ICPs to develop and deploy a converged network. At the end of Fiscal 1998, the VITA network was operational in 13 of the Company's markets, positioning the Company for deployment of advanced Internet Protocol ("IP") services in those markets.

DEVELOPMENT OF THE COMPANY'S BUSINESS

     In June 1994, the Company formed GST Telecom, Inc. ("GST Telecom") to develop, construct and operate telecommunications networks. Since its inception as a facilities-based competitive access provider ("CAP"), the Company has constructed and operated state-of-the-art, digital telecommunications networks that provide an alternative to the ILECs. Through a number of strategic acquisitions and a concentration on the development of its infrastructure, the Company has expanded beyond the scope of traditional CAP operations into ICP services that include long distance, Internet, data transmission, private line services and local dial tone services. The Telecommunications Act of 1996 (the "Telecommunications Act") and several state regulatory initiatives substantially changed the telecommunications regulatory environment in the United States and enabled the Company to provide local dial tone in addition to interstate and intrastate switched access services.

     The Company has recently undertaken a plan to redirect its focus to its core business lines of local, data and longhaul services. In connection with such plan, the Company has determined to disband its subsidiary that was responsible for research and development on international undersea cable systems, implement a series of cost reductions, decentralize business to its regional centers, and form business units in data and longhaul services. Additionally, the Company is pursuing a strategy of divesting assets that fall outside the scope of its core business focus as an ICP. Such assets are expected to include the Company's Guam and Hawaii subsidiaries and its assets relating to shared tenant services.

TELECOMMUNICATIONS SERVICES STRATEGY

     In conjunction with its network expansion, the Company has developed a strategy to leverage its existing facilities, infrastructure, customer base and experience by providing a broad range of integrated telecommunications services to meet the voice and data needs of its end-user customers. The Company focuses on medium to large-sized businesses that have significant telecommunications requirements. The Company, through its established sales channels, offers: (i) bundled telecommunications services; (ii) flexible pricing and customized products and services; and (iii) an enhanced level of customer service. To meet its customers' needs, the Company offers a number of telecommunications services, including:

          Local Services. Where authorized, the Company offers both switched and dedicated local service. Dedicated local services involve a fixed communications link, usually between an end-user and a long distance carrier's Point of Presence ("POP"). With a switch for voice traffic, it is possible for the Company to direct traffic to any end-user or long distance carrier provided that the Company has an interconnection agreement with the connecting carriers. The Company plans to continue to install voice switching equipment in its targeted markets. Once a switch is operational, where regulatory conditions and interconnection agreements permit, the Company offers local dial tone, in addition to enhanced services such as Integrated Services Digital Network ("ISDN"), Centrex, voice mail and other custom calling features. For Fiscal 1998, local services accounted for 30.8%, or approximately $48.9 million, of the Company's telecommunications services revenues.

          Long Distance Services. The Company offers basic and enhanced long distance services, such as toll free, and calling card services, targeting primarily business customers purchasing between $200 and $15,000 of services per month as well as resellers and other carriers. Currently, the Company provides these services over its own network facilities, and by reselling the services of certain major long distance carriers as needed to complement the Company's network. In April 1998, the Company acquired ICON Communications Corp. ("ICON"), a switch-based reseller of long distance and local services located in Seattle, Washington for approximately $23.9 million in cash. In March 1998, the Company acquired KLP, Inc. (d/b/a/ Call America-Phoenix) ("Call America-Phoenix"), a reseller of long distance services located in Phoenix, Arizona for approximately $3.8 million in cash. For Fiscal 1998, long distance services accounted for 41.1%, or approximately $65.7 million, of the Company's telecommunications services revenues.

          Data Services. The Company offers national and international frame relay services on its own frame relay network and through interconnection agreements with other data service providers. Under these agreements, the Company and such data service providers have agreed to link their data networks and terminate one another's traffic. The Company has deployed frame relay switches in 24 markets in the western United States. Such switches can provide both frame relay and Internet services. The Company offers data networking services such as asynchronous transfer mode ("ATM"), high speed LAN connectivity service, frame relay and high capacity access to the Internet and plans to offer video conferencing and multi-media networking in the future. As of December 31, 1998, the Company had installed 22 ATM switches throughout its network footprint. For Fiscal 1998, data services accounted for 5.5%, or approximately $8.8 million, of the Company's telecommunications services revenues.

          Internet Services. The Company presently offers Internet-related services in most of its markets, such as dedicated Internet access, Web site development and hosting, provides access and upstream transport for local Internet service providers ("ISPs") and electronic commerce services and is in the process of developing various Internet software applications, including applications that will allow customers to monitor usage statistics and provide for usage-based customer billing. The Company also offers dial-up Internet access to customers in Portland (Oregon), Vancouver (Washington), the State of Hawaii, Houston (Texas) and select markets in California, including San Francisco and Los Angeles. In March 1998, the Company acquired the business of Whole Earth Networks, a San Francisco-based full-service ISP, for approximately $9.1 million in cash and the assumption of approximately $1.3 million of liabilities. For Fiscal 1998, Internet services accounted for 5.3%, or approximately $8.4 million, of the Company's telecommunications services revenues.

          Longhaul Services. The Company offers unswitched telecommunications transmission circuits, including resold circuits of other carriers, to customers who transport their already-switched traffic between LATAs. For the use of such longhaul circuits, the Company typically bills customers a non-usage based monthly rate determined by capacity, location and circuit length. The Company also constructs longhaul facilities for other carriers. For Fiscal 1998, longhaul services accounted for 14.8%, or approximately $23.5 million, of the Company's telecommunications services revenues.

TELECOMMUNICATIONS NETWORKS AND FACILITIES

     The Company's networks comprise fiber optic cables, integrated switching facilities, advanced electronics, data switching equipment, transmission equipment and associated wiring and equipment. The Company typically designs its networks with a ring architecture with connectivity to the ILEC's central offices, POPs of long distance carriers and large concentrations of telecommunication intensive end-users.

     The Company's digital networks currently serve 43 markets in Arizona, California, Hawaii, Idaho, New Mexico, Oregon, Texas and Washington. The Company's 14 high-capacity digital switches enable it to deliver switched local services. The Company installed 15,993 access lines in the first quarter of 1998, 27,426 in the second quarter, 30,439 in the third quarter and 34,187 in the fourth quarter, for a total of 108,045 access lines installed during Fiscal 1998. As of December 31, 1998, the Company's facilities-based network was comprised of 2,320 route miles in service, with 5,748 total route miles owned, including those currently under construction. In addition to construction and operation of its longhaul fiber optic facilities and localized fiber optic rings, the Company is pursuing a strategy of targeted building entry, and, as of December 31, 1998, had 689 buildings on-net.

     The Company plans to continue to develop and expand its local and longhaul network infrastructure to ultimately assemble, through a combination of owned and leased facilities and joint ventures, an integrated regional network for the on-net provision of local services. By building and utilizing its own network, the Company reduces its reliance on the facilities of other providers, such as the ILECs, enhances service to its customers and reduces its cost of providing services. In addition, increasing demand for high bandwidth capacity has created opportunities for the Company to sell or lease capacity on its network to other communications carriers.

     The Company plans to build specific network segments or to lease capacity as economically justified and as the demands of its customers warrant. Management believes that pursuing this "smart-build" approach should permit the Company to provide for ongoing capital expenditures on a "success basis" and allow the Company to build its customer base through an increased focus on sales, marketing and operations support systems. "Smart builds" also provide the Company with the ability to address attractive service areas selectively throughout its targeted markets.

     The Company's networks are monitored by its network control center located at the Company's corporate headquarters in Vancouver, Washington. The control center is staffed by 23 employees and provides network monitoring 24 hours a day, seven days a week. Advanced monitoring systems allow personnel to diagnose and resolve problems, generally before customers detect a meaningful deterioration in service quality.

COMPETITION

     The telecommunications industry is highly competitive. In most markets, the Company's principal competitor for local exchange services is the Regional Bell Operating Company ("RBOC") or GTE Corporation or one of its affiliated companies (collectively, the "GTE Companies"). There are many other competitors and potential competitors that have financial, marketing or other resources significantly greater than the Company, as well as other competitive advantages. See "Risk Factors -- Competition."

SALES CHANNELS AND CUSTOMER SUPPORT

     The Company markets its services through five sales channels including a direct sales force, an inside sales (telemarketing) group, a government systems group, a wholesale carrier group and alternate channels, which includes referral partners, independent agents and resellers. As of December 31, 1998, the Company had 326 sales and marketing employees in 24 cities and utilized 344 agents and independent contractors.

     The Company's direct sales personnel offer the Company's full line of products, including long distance, private line, Internet, local and data transmission services. Sales compensation is incentive-based and designed to facilitate both the acquisition and retention of customers.

     Teams of sales engineers and local service experts are available to support the sales force in complex or more technical applications. The inside sales and telemarketing group and the Company's referral partner programs generate leads for the direct sales force. These groups also focus on smaller customers that may use the full array of products but do not require extensive technical or on-site support.

     Local customer service representatives are assigned to particular customers and are supplemented by local technical sales support personnel and a centralized group of customer service representatives located in call centers who respond to after-hours customer inquiries and perform account maintenance.

     As of December 31, 1998, the Company had approximately 105,850 customers, including approximately 48,200 long distance customers, 9,350 local dial tone customers and 32,450 Internet customers (substantially all of whom are dial-up customers). Approximately 17,700 of such customers purchase more than one of the Company's services.

REGULATION

     The Company's telecommunications services business is subject to varying degrees of federal, state and local regulation.

FEDERAL REGULATION

     The Federal Communications Commission ("FCC") regulates interstate and international telecommunications services. The Company provides service either on a private carrier basis or on a common carrier basis. The primary distinguishing factor between private carriers and common carriers is that the former provide customized services to select customers pursuant to individually negotiated contracts. Common carriers, on the other hand, hold themselves out to serve the public generally. The FCC imposes certain regulations on common carriers such as the RBOCs that have some degree of market power. The FCC imposes less regulation on common carriers without market power, including, to date, CAPS, competitive local exchange carriers ("CLECs") and ICPs.

     The Telecommunications Act is intended to increase competition. The Telecommunications Act opens the local services market by requiring ILECs to permit interconnection to their networks and establishing ILEC obligations with respect to:

     Reciprocal Compensation. Requires all telecommunications carriers to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.

     Resale. Requires all telecommunications carriers to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, ILECs are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the ILEC in the wholesale offering.

     Interconnection. Requires all telecommunications carriers to permit their competitors to interconnect with their facilities. Requires all ILECs to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost (which may include a reasonable profit). At the option of the carrier seeking interconnection, collocation of the requesting carrier's equipment in the ILEC's premises must be offered, except where the ILEC can demonstrate space limitations or other technical impediments to collocation.

     Unbundled Access. Requires all ILECs to provide nondiscriminatory access to unbundled network elements (including, certain network facilities, equipment, features, functions, and capabilities) at any technically feasible point within their networks, on nondiscriminatory terms and, at prices based on cost (which may include a reasonable profit). In determining the elements that must be unbundled, the FCC must consider whether access is necessary or the failure to provide access would impair the competing carrier's CLEC's ability to provide the telecommunications services.

     Number Portability. Requires all telecommunications carriers to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

     Dialing Parity. Requires all telecommunications carriers to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

     Access to Rights-of-Way. Requires all local exchange carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

     ILECs are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, ILECs remain subject to interconnection obligations established by the FCC and state telecommunications regulatory commissions.

     In August 1996, the FCC released its interconnection decision, In re Implementation of the Local Competition Provisions in the Telecommunications Act of 1996, II FCC Rcd. 15,499 ("Interconnection Decision"). The Interconnection Decision establishes rules implementing the Telecommunications Act requirements that ILECs negotiate interconnection agreements, and provides guidelines for review of such agreements by state public utilities commissions. The Court of Appeals for the Eighth Circuit ("Eighth Circuit") vacated certain portions of the Interconnection Decision, including provisions establishing a pricing methodology and a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements between ILECs and their competitors. On January 25, 1999, the Supreme Court reversed the Eighth Circuit, confirming the FCC's jurisdiction to issue regulations governing local interconnection pricing (including regulations governing reciprocal compensation). The Supreme Court also found that the FCC had authority to promulgate a "pick and choose" rule and upheld most of the FCC's rules governing access to unbundled network elements. The Supreme Court remanded to the FCC for further consideration the standard by which the FCC identified the network elements that must be made available on an unbundled basis. The Supreme Court's action may require or trigger the renegotiation of existing agreements. Although state public utilities commissions have continued to conduct arbitrations, and to implement and enforce interconnection agreements during the pendency of the Eighth Circuit proceedings, the Supreme Court's recent ruling and further proceedings on remand (either at the Eighth Circuit or the FCC) may affect the scope of state commissions' authority to conduct such proceedings or to implement or enforce interconnection agreements. They could also result in new or additional rules being promulgated by the FCC.

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal telecommunications subsidy regime. For example, the FCC established new subsidies for services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies to low-income consumers. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company's share of these federal subsidy funds will be based on its share of certain defined telecommunications end-user revenues. The revenues for the high cost and low income fund are the Company's estimated quarterly interstate and gross end-user telecommunications revenues. The revenues for the schools and libraries and rural health care fund are the Company's estimated quarterly intrastate, interstate and international gross end-user telecommunications revenues. The contribution factors issued by the FCC for 1998 range from 3.14% to 3.19% for the high cost and low income fund and .72% to .76% for the schools, libraries and rural healthcare fund. The amounts contributed may be billed to customers. The Company has been billed for such contributions which represented less than 1% of total revenues for Fiscal 1998. In the May 8th order, the FCC also announced that it will soon revise its rules for subsidizing service provided to consumers in high cost areas. Several parties have appealed the May 8th order. Such appeals have been consolidated and transferred to the United States Court of Appeals for the Fifth Circuit where they are currently pending. In addition, on July 3, 1997, several ILECs filed a petition for stay of the May 8th order with the FCC. That petition is pending.

     The Telecommunications Act also codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act also contains special provisions that eliminate the AT&T Antitrust Consent Decree (and similar antitrust restrictions on the GTE Companies) restricting the RBOCs from providing long distance services and engaging in telecommunications equipment manufacturing. These provisions permit a RBOC to enter the long distance market in its traditional service area if it satisfies several procedural and substantive requirements, including obtaining FCC approval upon a showing that facilities-based competition is present in its market, that the RBOC has entered into interconnection agreements in those states in which it seeks long distance relief, the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and the FCC is satisfied that the RBOC's entry into long distance markets is in the public interest. SBC, the RBOC serving some of the states served by the Company, applied to the FCC for such authority which was denied. On appeal, the FCC decision was upheld. U S WEST, an RBOC serving some states served by the Company, has announced its intention to seek such authority this year. The Telecommunications Act permits the RBOCs to enter the out-of-region long distance market immediately upon its enactment.

     Except in certain designated geographically competitive zones, the current policy of the FCC for most special access services dictates that ILECs charge all customers the same price for the same service. Thus, the ILECs generally cannot lower prices to those customers likely to contract for their services without also lowering charges for the same service to all customers in the same geographic area, including those whose telecommunications requirements would not justify the use of such lower prices. The FCC may, however, alleviate this constraint on the ILECs and permit them to offer special rate packages to very large customers, as it has done in a few cases, or permit other forms of rate flexibility. The FCC has adopted proposals that significantly lessen the regulation of ILECs that are subject to competition in their service areas and has provided such ILECs with additional flexibility in pricing their interstate switched and special access on a central office specific basis.

     With respect to its domestic service offerings, various subsidiaries of the Company have filed tariffs with the FCC stating the rates, terms and conditions for their interstate services. To the extent that such subsidiaries provide intrastate services, they may be required to obtain authority from state regulatory authorities prior to providing such services.

STATE REGULATION

     State regulatory agencies have regulatory jurisdiction when Company facilities and services are used to provide intrastate services. A portion of the Company's current traffic may be classified as intrastate and therefore subject to state regulation. The Company expects that it will offer more intrastate services (including intrastate switched services) as its business and product lines expand and state regulations are modified to allow increased local services competition. To provide intrastate services, the Company generally must obtain a Certificate of Public Convenience and Necessity ("CPCN") from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. The Company has obtained regulatory authority for its subsidiaries to provide intrastate toll service in 46 states and the District of Columbia and is applying for such authority in the remaining states. There can be no assurance that such state authorizations will be granted. In addition, the Company has obtained authority to provide local exchange services on a resale or facilities-based basis in 10 states and the Northern Marianas Islands.

LOCAL REGULATION

     The networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. The Company needs to obtain rights-of-way over private and publicly owned land to permit the installation of the fiber optic telecommunication equipment.

GLOBAL LIGHT TELECOMMUNICATIONS

     As of February 28, 1999, the Company had invested approximately $3.7 million in Global Light Telecommunications ("Global") to acquire 3.6 million common shares. In legal proceedings initiated against Global and others, the Company asserts that Global is liable to the Company for compensation for, or rescission of, Global's acquisition of rights held by the Company to acquire an interest in a Mexican telecommunications joint venture opportunity (the "Bestel Project"). Global has asserted in public filings that it has yet to determine what compensation, if any, is owed to the Company with respect to the Bestel Project. To date, Global has not issued any common shares, or provided any other form of compensation, to the Company in respect of its acquisition of the Bestel Project. The Company has filed a complaint against Global and certain current and former directors of the Company in respect of this matter. See "Legal Proceedings."

     In 1996, Global assumed the Company's right to subscribe for 49% of the outstanding shares of Bestel, S.A. de C.V. ("Bestel"). As compensation, Global was to issue shares to the Company. At that time, certain of the directors and officers of the Company were also directors or officers of Global including Messrs. Gordon Blankstein, John Warta, Stephen Irwin and Peter Legault. At present there are no common directors and officers of the Company and Global. In addition, in connection with the rights to subscribe for shares of Bestel, Global was required to and the Company understands that it has loaned $36.0 million to Bestel. Bestel is in the process of constructing a 2,270 kilometer fiber optic telecommunications network in Mexico, which, when operable, will provide capability for Bestel to become a facilities-based long distance carrier.

MAGNACOM

     Magnacom Wireless, LLC ("Magnacom") is controlled by Mr. John Warta, the Company's former Chairman of the Board and Chief Executive Officer. The Company understands that Magnacom holds certain PCS licenses for markets in Arizona, Arkansas, New Mexico, Oregon, Utah, Hawaii, Idaho, and Washington (collectively, the "Magnacom FCC Licenses"). Magnacom and the Company entered into a Services Agreement and a Reseller Agreement (the "Agreements") pursuant to which, among other things, (i) the Company was designated a non-exclusive reseller of PCS telephone services in the markets in which Magnacom had obtained FCC licenses, and (ii) Magnacom granted the Company a right of first refusal to provide switched local and long distance services and other enhanced telecommunications services to all of Magnacom's resellers in markets where the Company has operational networks so long as the Company's rates and other terms of service were competitive. In connection with the Agreements, as of December 31, 1998 the Company had paid Magnacom approximately $14.6 million as prepayments for future PCS services and approximately $1.1 million in advances for certain operating expenses.

     In consideration for the Magnacom FCC Licenses, the Company understands that Magnacom owes the FCC approximately $50.1 million plus accrued interest. Quarterly interest payments of approximately $1.1 million were scheduled to begin July 31, 1998; however, as of the date hereof, Magnacom has not made such first payment. Magnacom had until October 29, 1998 to make the delinquent interest payment, together with a five percent penalty. On October 28, 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition for reorganization filed by Magnacom and its payment delinquency to the FCC could result in the forfeiture of the Magnacom FCC Licenses, which would further impair the possible recovery by the Company of any part of the payments made to Magnacom.

EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries had 1,394 full-time employees. None of such employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES.

     The Company owns a building comprising 60,000 square feet in Vancouver, Washington. The Company leases space containing its principal executive offices at 4001 Main Street, Vancouver, Washington 98663.

ITEM 3.  LEGAL PROCEEDINGS.

U S WEST V. THE ACC ET AL.

     On or about February 25, 1997, U S WEST filed a declaratory judgment action against members of the Arizona Corporation Commission ("ACC"), the ACC, ACSI, Brooks and the Company in the United States District Court in Arizona. The District Court consolidated a number of similar lawsuits filed by U S WEST against other CLECs, including MFS, Sprint, MCI and AT&T. U S WEST alleges that the ACC has approved an interconnection agreement that unlawfully requires U S WEST to resell services below cost, imposes resale restrictions and denies U S WEST recovery for construction and implementation costs, treats the cost recovery of access revenues for interim number portability, requires U S WEST to obtain additional rights of way or build additional facilities solely to provide access to the Company, and amounts to a taking of

U S WEST's property without just compensation. U S WEST seeks a declaratory judgment stating that the ACC has violated the Telecommunications Act and that the ACC has taken U S WEST's property without providing just compensation. U S WEST also seeks an injunction prohibiting all defendants, including the Company, from taking any action to enforce any of the order's allegedly unlawful provisions. On September 12, 1998, the District Court dismissed all counts against the Company. This lawsuit was consolidated with the following two United States District Court of Arizona lawsuits described below. A final order has not been issued.

GST TUCSON LIGHTWAVE, INC. ("GST TUCSON") ET AL. V. THE ACC ET AL.

     On or about February 26, 1998, GST Tucson, GST Net (AZ), Inc. ("GST Net
(AZ)") and WorldCom filed a declaratory judgment action against the ACC, members of the ACC, and U S WEST in the United States District Court in Arizona. The Company alleges that the ACC's approval of U S WEST unbundled network elements and wholesale discount rates was inconsistent with federal law, and failed to set geographically deaveraged unbundled network element rates as required by federal law. The Company seeks a declaratory judgment that the ACC's action violates the Telecommunications Act and an injunction requiring the ACC to adopt compliant rates. Should the Company not prevail in its suit, it may be charged unfavorable rates for U S WEST services. The Company cannot quantify at this time the potential effect of an unsuccessful challenge to the ACC's actions.

U S WEST V. GST NET (AZ) ET AL.

     On or about April 10, 1998, U S WEST filed a declaratory judgment action against GST Net (AZ), GST Telecom, GST Tucson, the ACC and its members, and other Arizona CLECs in the United States District Court of Arizona. U S WEST asserts that the ACC adopted a U S WEST permanent unbundled network element rate order which denies it full compensation for nonrecurring charges, loop costs, reciprocal compensation for transport and termination of local traffic, customer transfer charges, and the costs of implementing its interconnection obligations with CLECs in violation of the Telecommunications Act and state law. U S WEST seeks a declaratory judgment stating that the ACC's action violates federal and state law and an injunction preventing all defendants from taking action to enforce the ACC's rulings. The Company cannot quantify at this time the potential effects of a successful U S WEST challenge to the ACC's order. If U S WEST prevails in its suit, the Company and other CLECs may pay more for U S WEST interconnection and services, which could have an adverse impact on the Company's operations in Arizona.

U S WEST V. THE ACC ET AL.

     On or about April 8, 1997, U S WEST filed a state court proceeding against the ACC, individual members of the ACC, and GST Net (AZ), which holds a Certificate of Convenience and Necessity ("CCN") to provide local exchange service in Arizona. In its complaint appealing the ACC's February 6, 1997 decision and order granting GST Net (AZ) its CCN, U S WEST alleges that the ACC's action violates certain requirements of the Arizona Constitution relating to rate of return regulation, carrier of last resort obligations, and equal protection. The appeal seeks to subject GST Net (AZ) and U S WEST to identical forms of regulation, treating both carriers as either traditional monopoly carriers or as co-equal competitive companies. The state court consolidated the case with a number of substantially similar lawsuits filed against other CLECs, including MFS, Sprint, MCI and AT&T. On September 21, 1998, the court dismissed the case as against all parties. US WEST has appealed the dismissal to the Arizona Court of Appeals. Should US WEST successfully reverse the lower court ruling, the Company's regulatory status in Arizona may be changed, which could have a material adverse effect on the Company's operations in Arizona.

GST TELECOMMUNICATIONS, INC. AND GST TELECOM V. GLOBAL LIGHT TELECOMMUNICATIONS, INC., ET AL.

     On October 20, 1998, the Company (or, "GST") and GST Telecom filed a Complaint in the Superior Court of California, County of Santa Clara, No. CV777408, against GST Global Telecommunications, Inc., now known as Global Light Telecommunications, Inc. ("Global") and six GST officers and directors, two of whom are present directors of GST. The Complaint includes claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity. The Complaint seeks an accounting, a constructive trust, and restitution of GST's interest in the opportunity and also seeks unspecified exemplary and punitive damages and reimbursement of attorneys' fees.

     In particular, the Complaint alleges that Global and the individual defendants misappropriated the Company's joint venture interest in Bestel, S.A. de C.V. ("Bestel"), the owner of a 2,270 kilometer fiber optic telecommunications network in Mexico. The lawsuit alleges that the individual defendants caused the Company's 49% interest in Bestel to be transferred to Global, then a shell corporation in which the individuals, had secretly invested. No written agreement validated the transfer. The Company therefore seeks return of the asset and monetary compensation to remedy the loss arising from the wrongful transfer.

     On December 23, 1998, Defendants filed a motion to stay or dismiss the action on grounds of inconvenient forum, and four of the individual defendants filed a motion to dismiss the action for lack of personal jurisdiction. The Superior Court granted Defendants' motion to stay the proceedings on February 5, 1999, and GST and GST Telecom filed a notice of appeal on February 9, 1999.

WARTA V. GST, GST USA, INC., AND GST TELECOM AND COUNTERCLAIMS

     On January 25, 1999, Mr. John Warta filed a Complaint in the Superior Court of Washington, King County, No. 99-2-02287-4SEA, against GST, GST USA, Inc. ("GST USA") and GST Telecom. The Complaint, which relates to the circumstances under which Mr. Warta ceased to serve as an officer and director of the Company, includes claims for breach of employment agreement, breach of the covenant of good faith and fair dealing, violation of wage statutes, and indemnity.

     On February 23, 1999, GST answered by denying all liability and filed counterclaims against Mr. Warta, Global and five other current or former officers and directors for liability with respect to the matters leading to the termination of Mr. Warta's employment. In particular, GST seeks recovery under Washington law for matters described in GST and GST Telecom v. Global, et. al, above, as well as for breaches committed with respect to the wrongful use of GST funds for the purchase of telecommunications licenses by Mr. Warta through companies he owns.

GST, GST USA AND GST TELECOM V. IRWIN AND OLSHAN

     On December 16, 1998, GST, GST USA and GST Telecom filed a Complaint in the United States District Court, Southern District of New York, No. 98 CIV. 8865, against Mr. Stephen Irwin and the law firm of Olshan Grundman Frome & Rosenzweig LLP ("Olshan"). The Complaint, which relates to Mr. Irwin and Olshan's representation of GST, GST USA and GST Telecom in various matters, includes claims for professional negligence, breach of fiduciary duty, and breach of contract, and seeks compensatory damages and reimbursement of attorneys' fees.

     On February 12, 1999, Mr. Irwin filed his Answer to the Complaint. Olshan filed its Answer and Counterclaims to the Complaint on February 17, 1999. Olshan counterclaimed against GST, GST USA and GST Telecom for breach of contract, unjust enrichment, quantum meruit, and "account stated," based on invoices submitted to GST of approximately $250,000. No trial date has been set.

GST V. SANDER

     On February 9, 1999, GST filed a Complaint in the Superior Court for the State of Washington, Clark County, No. 99-2-00573-6, against Mr. Clifford V. Sander, the former treasurer and Senior Vice President of GST. The Complaint, which is based on Mr. Sander's alleged misconduct as an officer of GST, includes claims for fraud, breach of fiduciary duty, unjust enrichment, and unfair business practices, and seeks an accounting, imposition of a constructive trust, compensatory damages, costs of suit, attorneys' fees, and treble damages. In particular, the Complaint seeks relief based on Mr. Sander's misuse of insider information in the purchase of Global stock, wrongful disbursements to third parties, and involvement in a fraudulent release of stock from escrow to three former directors and/or officers of GST. Mr. Sander has not yet responded to the Complaint.

GLOBAL AND MEXTEL V. GST AND GST TELECOM

     On January 27, 1999, Global and GST Mextel, Inc. ("Mextel") filed a Complaint in the Supreme Court of British Columbia, No. C990449, against GST and GST Telecom. The Complaint, which arises from the same matters for which GST and GST Telecom brought suit against Global et al. in the Superior Court of California, includes claims for declaratory and injunctive relief to confirm the ownership of the Mexican business opportunity by Global, and unspecified general and special damages. In particular, Global seeks a declaration from the court that it is entitled to retain the equity interest in Bestel, or at least a judicial determination of the amount Global owes GST. GST intends to vigorously dispute the allegations in the Complaint.

IRWIN ET AL. V. GST ET AL.

     On January 28, 1999, Messrs. Stephen Irwin, Robert Hanson, Peter Legault, Clifford Sander, and John Warta, all current or former GST officers or directors, filed a Complaint in the Supreme Court of British Columbia, No. C990488, against GST, GST Telecom, and four current GST directors. The Complaint, which arises from the same matters for which GST and GST Telecom brought suit against Global et al. in the Superior Court of California, includes claims for oppression and declaratory relief, and seeks unspecified actual and punitive damages, cost, and attorneys' fees. In particular, the plaintiffs have asked the court to declare that the plaintiffs may retain the Global stock they purchased while fiduciaries of GST and seek to have the Canadian court enjoin GST from pursuing its claims against them. GST and its directors will vigorously dispute the allegations in the Complaint.

OTHER MATTERS

     The Company is a party to various other claims and legal actions arising in the ordinary course of business. The Company does not anticipate that these items will materially impact its business. The Company is a party to various proceedings before the public utilities commissions of the states in which it provides or proposes to provide telecommunications services. These proceedings typically relate to licensure of the Company as others and to the regulation of the proposition of telecommunications service.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS          .

MARKET INFORMATION

     The Company's Common Shares have been listed on the NASDAQ National Market ("NASDAQ") since April 14, 1998 and trade under the symbol "GSTX," and have been listed on the Toronto Stock Exchange ("TSE") since August 26, 1997 and on the Vancouver Stock Exchange ("VSE") since February 28, 1991 and trade under the symbol "GTE.U." The Company's Common Shares were listed on the American Stock Exchange ("AMEX") from March 11, 1994 to April 13, 1998.

     The following table sets forth, for the two most recent fiscal years, the high and low closing prices of the Common Shares as reported on the AMEX, NASDAQ and the TSE.

                                                    AMEX                  NASDAQ                  TSE
                                                -------------         -------------         ----------------
                                                HIGH      LOW         HIGH      LOW          HIGH      LOW
                                                ----      ---         ----      ---         ------    ------
CALENDAR YEAR 1996
  Fourth Quarter..............................  $11 1/4   $7 3/4       --        --             --        --
CALENDAR YEAR 1997
  First Quarter...............................   10 3/8    7 3/8       --        --             --        --
  Second Quarter..............................   10 7/16   6 1/2       --        --             --        --
  Third Quarter...............................   13 11/16  9 11/16     --        --         $13.95    $10.00
  Fourth Quarter..............................   17       11 7/16      --        --          17.00     11.00
CALENDAR YEAR 1998
  First Quarter...............................  17 1/4    10 13/16     --        --          17.40     10.50
  Second Quarter..............................   --       --          $16 7/8   $10 11/16    16.40     11.00
  Third Quarter...............................   --       --           16         6 1/4      16.50      6.00
  Fourth Quarter..............................   --       --            7 1/2     3 11/16     7.55      3.75

DIVIDENDS

     The Company has never declared nor paid any dividends on the Common Shares and does not presently intend to pay dividends on the Common Shares in the foreseeable future. The Company's Board of Directors intends to retain future earnings, if any, to finance the development and expansion of its business. The future declaration and payment of dividends, if any, will be determined in light of the then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing arrangements and other factors deemed relevant by the Board of Directors. The Company's ability to declare or pay cash dividends, if any, will be dependent upon the ability of the Company's subsidiaries to declare and pay dividends or otherwise transfer funds to the Company, because the Company conducts its operations entirely through subsidiaries. Pursuant to credit agreements under a credit facility (the "Tomen Facility") with Tomen America, Inc. and its affiliates ("Tomen"), the Company's subsidiaries that own and operate the Southern California, Tucson, Albuquerque and Hawaiian networks may not pay any dividends or make any distributions on their capital stock to their shareholder, GST Telecom. Subsequent network financings under the Tomen Facility are expected to include similar prohibitions. In addition, indentures (the "Indentures") relating to the 13 7/8% Senior Discount Notes due 2005 (the "Senior Notes") of GST USA, the 13 7/8% Convertible Senior Subordinated Discount Notes due 2005 of the Company (the "Convertible Notes" and together with the Senior Notes, the "1995 Notes"), the 13 1/4% Senior Secured Notes due 2007 (the "Secured Notes") of GST Equipment Funding, Inc., a wholly owned subsidiary of GST USA ("GST Funding") the 12 3/4% Senior Subordinated Accrual Notes due 2007 of the Company (the "Accrual Notes") and the 10.5% Senior Secured Discount Notes due 2008 (the "1998 Notes") of GST Network Funding, Inc., wholly-owned subsidiary of GST USA ("GST Network") limit, and, for the foreseeable future, effectively prohibit, the ability of the Company to declare or pay cash dividends.

NUMBER OF SHAREHOLDERS

     As of March 5, 1999, there were 252 holders of record of the Company's Common Shares. The Company believes that there are in excess of 10,400 beneficial owners of the Company's Common Shares additional to such holders of record.

ITEM 6.  SELECTED FINANCIAL DATA

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                               THIRTEEN
                                MONTHS                  YEAR ENDED                THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                 ENDED                SEPTEMBER 30,                  DECEMBER 31,              DECEMBER 31,
                             SEPTEMBER 30,   --------------------------------   ----------------------   ------------------------
                                1994(a)        1995       1996        1997         1996         1997        1997          1998
                             -------------   --------   ---------   ---------   -----------   --------   -----------   ----------
                                                                                (UNAUDITED)              (UNAUDITED)
STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Telecommunications and
    other services.........    $   112      $ 11,118   $  31,726   $  82,593    $ 18,437     $ 27,552    $ 91,708     $  158,609
  Telecommunications
    products...............      5,889         7,563       9,573      23,374       4,780        8,706      27,300          4,708
                               -------      --------   ---------   ---------    --------     --------    --------     ----------
Total revenues.............      6,001        18,681      41,299     105,967      23,217       36,258     119,008        163,317
Operating loss.............     (1,337)      (11,631)    (42,597)    (86,543)    (17,988)     (21,855)    (90,410)      (135,172)
Other expenses (income):
  Interest income..........       (254)         (303)     (5,549)     (7,026)       (839)      (4,101)    (10,288)       (24,145)
  Interest expense(b)......         27           838      21,224      37,665       5,434       18,948      51,179        101,648
  Other, net...............      1,877         1,347       2,360      (5,359)        104        1,569      (3,894)       (57,985)(c)
Income tax expense.........        502(d)        166(d)       157        903          --          850       1,753             --
                               -------      --------   ---------   ---------    --------     --------    --------     ----------
Net loss(e)................    $(3,491)     $(11,315)  $ (60,378)  $(113,338)   $(22,634)    $(39,593)   $(130,297)    $(154,690)
                               =======      ========   =========   =========    ========     ========    ========     ==========
Net loss per share, basic
  and diluted(f)...........    $  (.35)     $   (.82)  $   (3.18)  $   (4.71)   $  (1.02)    $  (1.39)   $  (5.11)    $    (4.52)
                               =======      ========   =========   =========    ========     ========    ========     ==========
Weighted average number of
  common shares
  outstanding, basic and
  diluted..................      9,879        13,781      18,988      24,703      22,237       30,804      26,707         35,834
OTHER DATA:
Capital expenditures.......    $ 1,486      $ 33,922   $  97,561   $ 225,743    $ 58,047     $ 46,663    $214,359        247,683
Ratio of earnings to fixed
  charges (g)..............         --            --          --          --          --           --          --             --
Adjusted EBITDA(h).........       (779)       (8,807)    (33,936)    (51,881)    (13,208)     (12,032)    (50,705)       (60,538)
CASH FLOW PROVIDED BY (USED
  IN):
Operating activities.......        294       (11,056)    (33,306)    (57,002)    (15,479)     (40,580)    (82,103)       (83,923)
Investing activities.......    (11,706)      (24,522)   (105,674)   (261,570)    (67,221)     (42,954)   (237,303)      (344,190)
Financing activities.......     10,885        37,383     194,299     313,091      34,720      226,725     505,096        315,130
BALANCE SHEET DATA (AT END
  OF PERIOD):
Cash and cash
  equivalents..............    $ 4,219      $  6,204   $  61,343   $  55,862                 $199,053                 $   86,070
Investments................        843           871       5,176       3,322                    7,619                     16,246
Restricted cash and
  investments..............         --            --      16,000     171,750                  144,450                    281,364
Property and equipment.....      4,805        39,583     134,714     385,252                  433,680                    678,374
Accumulated depreciation...       (221)       (1,550)     (7,139)    (20,738)                 (26,785)                   (62,522)
Investment in joint
  ventures(i)..............      3,552         2,859       1,364          --                                                  --
Total assets...............     26,769        73,125     301,701     728,405                  898,174                  1,151,283
Current portion of
  long-term debt and
  capital lease
  obligations..............         --           959       5,554      10,656                   10,865                     19,066
Long-term debt and capital
  lease obligations
  (excluding current
  portion).................         --        19,746     234,127     628,043                  777,286                  1,112,700
Redeemable Preferred
  Shares...................         --            --          --      51,756                   54,635                     61,741

                               THIRTEEN
                                MONTHS                  YEAR ENDED                THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                 ENDED                SEPTEMBER 30,                  DECEMBER 31,              DECEMBER 31,
                             SEPTEMBER 30,   --------------------------------   ----------------------   ------------------------
                                1994(a)        1995       1996        1997         1996         1997        1997          1998
                             -------------   --------   ---------   ---------   -----------   --------   -----------   ----------
                                                                                (UNAUDITED)              (UNAUDITED)
Common Shares and
  commitment to issue
  Common Shares............      25,075        51,660      98,101     149,880                  221,709                    234,267
Accumulated deficit........      (4,640)      (15,955)    (76,333)   (189,671)                (229,264)                  (383,954)
Accumulated other
  comprehensive income.....          --            --          --          --                       --                     16,200
Shareholders' equity
  (deficit)................      20,435        35,705      21,768     (39,791)                  (7,555)                  (133,487)

---------------
(a) The Company changed its fiscal year end to September 30, effective in 1994. As a result, amounts reported for the thirteen months ended September 30, 1994 ("Fiscal 1994") are for the 13 months ended September 30, 1994. Results for Fiscal 1994 include the acquisition of 60% of GST Telecom, the Company's subsidiary that owned and operated each of the Company's networks, and, at various times during Fiscal 1994, an aggregate of 80% of NACT Telecommunications, Inc. ("NACT").

(b) Excludes capitalized interest of $.3 million for the fiscal year ended September 30, 1995 ("Fiscal 1995"), $2.3 million for the fiscal year ended September 30, 1996 ("Fiscal 1996"), $15.2 million for Fiscal 1997, $2.5 million for the three months ended December 31, 1996 (the "1996 Three Month Period") and $3.7 million for the three months ended December 31, 1997 (the "1997 Three Month Period"), $16.4 million for the twelve month period ended December 31, 1997, and $25.9 million for Fiscal 1998). During the construction of the Company's networks, the interest costs related to construction expenditures are considered to be assets qualifying for interest capitalization under FASB Statement No. 34 "Capitalization of Interest Cost."

(c) Includes a $61,266 gain on the sale of NACT.

(d) During Fiscal 1994 and the first eight months of Fiscal 1995, the Company owned less than 80% of GST Telecom and was therefore unable to deduct for tax purposes the losses incurred by GST Telecom.

(e) Includes minority interest in (income) loss of subsidiaries of $0 for Fiscal 1994, $2.4 million for Fiscal 1995, $.4 million for Fiscal 1996, $(.6) million Fiscal 1997, $.1 million for the 1996 Three Month Period, $(.5) million for the 1997 Three Month Period, ($1.0) million for Fiscal 1997 and $0 for Fiscal 1998.

(f) Net loss per share also reflects the accretion of the liquidation and redemption prices of the outstanding Series A Preference Shares of GST (the "Redeemable Preferred Shares") totaling $3.0 million for Fiscal 1997, $3.1 million for the 1997 Three Month Period, $6.1 million for the twelve months ended December 31, 1997 and $7.1 million for Fiscal 1998.

(g) The ratio of earnings to fixed charges is computed by dividing pretax income from continuing operations before fixed charges (other than capitalized interest and preferred stock accretion) by fixed charges. Fixed charges consist of interest charges and amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, that portion of rental expense the Company believes to be representative of interest and preferred stock accretion. For Fiscal 1994, Fiscal 1995, Fiscal 1996, Fiscal 1997, the 1996 Three Month Period, the 1997 Three Month Period, the twelve months ended December 31, 1997 and Fiscal 1998, earnings were insufficient to cover fixed charges by $3.0 million, $13.8 million, $62.9 million, $130.0 million, $25.2 million, $45.1 million, $149.9 million and $187.6 million, respectively.

(h) Adjusted EBITDA consists of loss before interest, income taxes, depreciation and amortization, minority interest, gains and losses on the disposition of assets, and noncash charges. Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of operating loss, cash flow from operations or net loss as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA is not a measure of liquidity, or of amounts available to the Company for debt service requirements or for discretionary purposes. Management believes that Adjusted EBITDA provides a meaningful measure of operating cash flow (without the effects of working capital changes) for the continuing operations of the Company by excluding the effects of noncash expenses and non-operating activities. However, Adjusted EBITDA does not capture the following financial trends, which pertain to the periods from Fiscal 1994 through Fiscal 1998: (i) an increase in depreciation expense resulting from continuing network construction activities, (ii) an increase in amortization expense resulting from acquisition activities, and (iii) an increase in net interest expense from borrowing activities. Such trends are captured through an analysis of the Company's net losses throughout these periods.

(i) Represents principally the Company's then 50% ownership interest in Phoenix Fiber Access, Inc. ("Phoenix Fiber"), the owner and operator of the Phoenix network. The Company acquired the remaining 50% interest in Phoenix Fiber effective as of October 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     GST Telecommunications, Inc. (the "Company") provides a broad range of integrated telecommunications products and services, primarily to business customers located in California, Hawaii and other western continental states. As a facilities-based integrated communications provider ("ICP"), the Company operates state-of-the-art, digital telecommunications networks that represent an alternative to incumbent local exchange carriers ("ILECs"). The Company's full line of products, which offer a "one-stop" customer-focused solution to the telecommunications services requirements of its customers, include local dial tone, long distance, Internet, data transmission and private line services. With the turn-up of its Virtual Integrated Transport and Access ("VITA") network in the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company became one of the first ICPs to develop and deploy a converged network. At the end of Fiscal 1998, the VITA network was operational in 13 of the Company's markets, positioning the Company for deployment of advanced Internet Protocol ("IP") services in those markets.

RECENT DEVELOPMENTS

     In February 1998, the Company sold its remaining 63% interest in NACT for net proceeds of approximately $85.0 million (the "NACT Sale"). NACT produces advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities.

     In May 1998, GST Network sold $500.0 million principal amount at maturity of the 1998 Notes in a private placement (the "1998 Offering"). The net proceeds of the 1998 Offering of approximately $288.9 million will be used to finance the purchase and installation of acquired equipment. Until such time as purchases are made, such net proceeds have been invested in United States government securities in which the holders have been granted a first priority security interest.

     On June 15, 1998 the Company announced that Mr. John Warta had retired as Chairman of the Board and Chief Executive Officer of the Company. Effective September 15, 1998, Mr. Warta resigned as a director of the Company. The Board of Directors of the Company appointed Mr. Robert A. Ferchat, a director of the Company and the Chairman of the Board and Chief Executive Officer of BCE Mobile Communications, Inc. to the position of Chairman of the Board of the Company on June 15, 1998, and Mr. Joseph A. Basile, Jr., the President, Chief Operating Officer and a director of the Company, as Chief Executive Officer on October 20, 1998.

     On October 28, 1998, Magnacom, a company controlled by Mr. Warta, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As of December 31, 1998, the Company had paid Magnacom approximately $14.6 million as prepayments for future PCS services and had recorded approximately $1.1 million in other receivables from Magnacom. In September 1998, the Company recorded a loss reserve of $15.7 million for the full amount of the prepayments and receivables related to Magnacom. See "Business -- Magnacom."

     The Company, GST Network, GST USA, and GST Funding are parties to certain indentures and have issued or guaranteed notes governed by those indentures. In November 1998, the Company notified United States Trust Company of New York, as trustee under the indentures, that certain actions by the Company and its subsidiaries may not have been in compliance with the technical requirements of the restrictive covenants contained in the indentures. In particular, the Company disclosed that a series of transactions involving Global may have resulted in technical non-compliances with the indentures. See
"Business -- Global Light Telecommunications." The Company is currently conducting a review of the relevant transactions and intends to vigorously pursue any necessary action to cure the potential non-compliances. The Company has initiated litigation against Global and others in an effort to cure any technical covenant violations that may have resulted from the transactions involving Global. See "Legal Proceedings."

     In February 1999, the trustee informed the note holders of the potential violations. Pursuant to the definitions contained within the indentures of each of the notes described above, no default has been declared and no event of default has occurred. The Company has not classified the related debt obligations as current in its consolidated financial statements because management believes it is probable that, in the event that the holders declared a default, the Company would be able to take corrective actions to cure any objectively determinable violations within the prescribed grace period.

     While the Company believes that any non-compliances can be cured, the Company cannot offer any assurance that the litigation will be successful or that any other potential cures will be effected in a timely manner or be sufficient. In the event that the Company has violated its indentures and does not cure the violations, the holders of the notes issued under the indentures could demand repayment of the notes, discontinue disbursements of cash proceeds of the most recent notes and assert other remedies against the Company. If any of these events occurred, the Company would not have sufficient liquid assets to repay the notes.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO THE UNAUDITED YEAR ENDED DECEMBER 31, 1997

     Revenues. Total revenues for Fiscal 1998 increased $44.3 million, or 37.2%, to $163.3 million from $119.0 million for the comparable twelve months ended December 31, 1997. Telecommunications and other services revenues for Fiscal 1998 increased $66.9 million, or 73.0%, to $158.6 million from $91.7 million for the twelve months ended December 31, 1997. The increase in telecommunications and other services revenues resulted primarily from strategic acquisitions, including the acquisitions of ICON in April 1998, and from increased local service revenue generated by the Company's networks. To a lesser extent, the increase in telecommunications and other services revenues resulted from increased long distance, Internet and data services. The increase was also attributable to a $2.0 million increase in revenue from the construction of network conduit and fiber systems. Telecommunications products revenues for Fiscal 1998 decreased $22.6 million, or 82.8%, to $4.7 million from $27.3 million for the twelve months ended December 31, 1997. The decrease in product revenues resulted from the sale of the Company's 63% interest in NACT.

     Operating Expenses. Total operating expenses for Fiscal 1998 increased $89.1 million, or 42.5%, to $298.5 million from $209.4 million for the 12 months ended December 31, 1997. Network expenses, which include direct local and long distance circuit costs, were 66.7% of telecommunications and other services revenues for Fiscal 1998 compared to 76.3% for the comparable period in the previous year. The decrease in network expenses as a percentage of revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on the Company's network as a percentage of total telecommunications and other services revenues. Facilities administration and maintenance expenses for Fiscal 1998 were 10.5% of telecommunications and other services revenues compared to 13.6% for the comparable period ended December 31, 1997. The primary reason for the decrease in these expenses as a percentage of telecommunications and other services revenues is the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on the Company's networks.

     Cost of product revenues for Fiscal 1998 decreased $6.3 million, or 67.7%, to $3.0 million from $9.3 million for the twelve months ended December 31, 1997. For Fiscal 1998, cost of product revenues were 63.7% of telecommunications products revenues compared to 34.0% for the comparable period ended December 31, 1997. The decrease in the dollar amount of cost of product revenues and the increase in cost of product revenues as a percent of product sales resulted from the sale of NACT. Research and development costs reported in the twelve months ended December 31, 1997 were related to activities at NACT.

     Selling, general and administrative expenses for Fiscal 1998 increased $17.3 million, or 21.8%, to $96.5 million from $79.2 million for the twelve months ended December 31, 1997. The increase is due to the expansion of the Company's local and enhanced services operations, which has resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to strategic acquisitions. As a percentage of total revenue, selling, general and administrative expenses for Fiscal 1998 were 59.1%, compared to 66.6% for the comparable period ended December 31, 1997.

     Depreciation and amortization for Fiscal 1998 increased $17.7 million, or 62.2%, to $46.0 million from $28.3 for the twelve months ended December 31, 1997. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to the Company's acquisitions. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 28.1% of total revenue for Fiscal 1998 compared to 23.8% for the comparable period ended December 31, 1997.

     Special charges for Fiscal 1998 consist of (i) a $15.7 million write-off of amounts paid to Magnacom, (ii) $9.9 million in abandoned assets related to non-core projects and services, including the write off of submarine cable projects, equipment rendered obsolete by the Company's VITA network and fiber projects outside of the Company's main service areas, (iii) a $3.9 million impairment reserve for the Company's shared tenant services asset and (iv) $1.1 million in costs related primarily to the severance of certain members of former management. Special charges for the twelve months ended December 31, 1997 represent a one-time $7.4 million non-cash charge recorded when 750,000 Common Shares were released from escrow to certain of the Company's former executives, which the Company views as a potential actionable claim. See "Legal
Proceedings -- GST v. Sander."

     Other Expenses and Income. For Fiscal 1998, the Company recorded net other expense of $19.5 million, compared to $39.9 million for the comparable period ended December 31, 1997. For Fiscal 1998, net other income includes a $61.3 million gain resulting from the sale of NACT. Excluding such gain, net other expense would have increased $40.9 million for Fiscal 1998 as compared to the same period in the previous year. The increase in net other expense relates primarily to increased interest expense resulting from the issuance in November and December 1997 of the Accrual Notes and the issuance in May 1998 of the 1998 Notes.

     Net Loss. Net loss for Fiscal 1998 increased $24.4 million, or 18.7%, to $154.7 million from $130.3 million for the twelve months ended December 31, 1997. Excluding the $61.3 million gain on the sale of NACT, net loss would have been $216.0 million for Fiscal 1998, an increase of $85.7 million as compared to the twelve months ended December 31, 1997. Such increase in net loss resulted primarily from a $50.5 million increase in interest expense and a $44.8 million increase in operating loss.

1997 THREE MONTH PERIOD COMPARED TO THE UNAUDITED 1996 THREE MONTH PERIOD

     Revenues. Total revenue for the 1997 Three Month Period increased $13.1 million, or 56.2%, to $36.3 million from $23.2 million for the 1996 Three Month Period. Telecommunications services revenue for the 1997 Three Month Period increased $9.1 million, or 49.4%, to $27.6 million from $18.4 million for the 1996 Three Month Period. The increase in telecommunications services revenue resulted primarily from increased local service revenue generated by the Company's networks and from increased long distance service revenue. To a lesser extent, the increase in revenue resulted from the acquisitions of Action Telcom, Inc. ("Action Telcom") in May 1997 and the Guam operations of Sprint Communications Company, L.P. ("Sprint"), in October 1997. Additionally, during the 1997 Three Month Period, the Company completed a $1.5 million longhaul conduit sale. Product revenue for the 1997 Three Month Period increased $3.9 million, or 82.1%, to $8.7 million from $4.8 million for the 1996 Three Month Period. The increase in product revenues resulted from increased unit sales of NACT's STX switch and, to a lesser extent, the inclusion of Action Telcom's sales of NAMS. Excluding NACT, product revenue totalled $1.4 million and $0 for the 1997 Three Month Period and the 1996 Three Month Period, respectively.

     Operating Expenses. Total operating expenses for the 1997 Three Month Period increased $16.9 million, or 41.0%, to $58.1 million from $41.2 million for the 1996 Three Month Period. Network expenses, which include direct local and long distance circuit costs, increased $3.7 million, or 23.5%, to $19.4 million, or 70.5% of telecommunications services revenue for the 1997 Three Month Period compared to $15.7 million, or 85.3% of telecommunications services revenue for the 1996 Three Month Period. The primary reason for the decrease in network expenses as a percent of revenue is the increase in on-net revenues generated for traffic carried on the Company's network as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for the Company's networks) for the 1997 Three Month Period increased $.2 million, or 5.6%, to $3.5 million, or 12.7% of telecommunications services revenue, compared to $3.3 million, or 18.0% of telecommunications services revenue, for the 1996 Three Month Period.

     Cost of product revenue, which includes the costs associated with product revenue of NACT and Action Telcom, increased $1.3 million, or 70.4%, to $3.1 million for the 1997 Three Month Period from $1.8 million for the 1996 Three Month Period. Cost of product revenue was 35.6% of product revenue for the 1997 Three Month Period compared to 38.1% for the 1996 Three Month Period. The decrease in cost of product revenue as a percentage of product revenue resulted primarily from economies of scale related to increased unit sales of NACT's STX switch. Excluding NACT, cost of product revenue totalled $.8 million and $0 for the 1997 Three Month Period and the 1996 Three Month Period, respectively. Research and development costs for the 1997 Three Month Period increased $.4 million, or 90.5%, to $.8 million from $.4 million for the 1996 Three Month Period. The increase was due to the addition of personnel to enhance NACT's switch product line and to facilitate the development of new switching products and applications.

     Selling, general and administrative expenses for the 1997 Three Month Period increased $7.2 million, or 47.2%, to $22.4 million from $15.2 million for the 1996 Three Month Period. The increase is due to the expansion of the Company's CLEC and enhanced services operations, the acquisition of two companies between May and October 1997 and the hiring of a significant number of marketing, management information and sales personnel to implement the Company's integrated services strategy. Selling, general and administrative expenses were 61.9% of total revenue for the 1997 Three Month Period compared to 65.6% of total revenue for the 1996 Three Month Period.

     Depreciation and amortization for the 1997 Three Month Period increased $4.2 million, or 89.0%, to $8.9 million from $4.7 million for the 1996 Three Month Period. The increase was attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to the Company's acquisitions. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization was 24.4% of total revenue for the 1997 Three Month Period compared to 20.2% for the 1996 Three Month Period.

     Other Expenses/Income. For the 1997 Three Month Period, net other expenses increased $13.1 million, or 281.8%, to $17.7 million, or 48.9% of total revenue, from $4.6 million, or 20.0% of total revenue, for the 1996 Three Month Period. The primary reason for the increase was the inclusion of interest expense associated with the Secured Notes and Accrual Notes. The increase in interest expense was partially offset by interest income earned on the investment of a portion of the proceeds of the sale of such notes. To a lesser extent, net other expenses increased due to the Company's share of Global's losses and to NACT's income tax expense as well as minority interest in the income of NACT.

     Net Loss. Net loss for the 1997 Three Month Period increased $17.0 million, or 74.9%, to $39.6 million from $22.6 million for the 1996 Three Month Period. The increase in net loss resulted primarily from a $3.9 million increase in operating loss and a $13.5 million increase in interest expense.

FISCAL 1997 COMPARED TO FISCAL 1996

     Revenues. Total revenue for Fiscal 1997 increased $64.7 million, or 156.6%, to $106.0 million from $41.3 million for Fiscal 1996. Telecommunications services revenue for Fiscal 1997 increased $50.9 million, or 160.3%, to $82.6 million from $31.7 million for Fiscal 1996. The increase in telecommunications services revenue resulted from the inclusion of a full year of revenue from strategic acquisitions, including GST Call America, Inc., f/k/a Call America Business Communications Corp., ("GST Call America") and TotalNet Communications, Inc. ("Total Net"), as well as increased CLEC service revenue generated by the Company's networks. To a lesser extent, the increase in telecommunications services revenue resulted from increased Internet, shared tenant and data services. Product revenue for Fiscal 1997 increased $13.8 million, or 144.2%, to $23.4 million from $9.6 million for Fiscal 1996. The increase in product revenue resulted primarily from the introduction in April 1996 of NACT's STX switch and subsequent increased unit sales. To a lesser extent, the increase in product revenue is due to the inclusion of sales of network management and fraud protection systems by Action Telcom, which was acquired on May 31, 1997.

     Operating Expenses. Total operating expenses for Fiscal 1997 increased $108.6 million, or 129.5%, to $192.5 million from $83.9 million for Fiscal 1996. Network expenses, which include direct local and long distance circuit costs, increased $39.7 million, or 149.2%, to $66.3 million, or 80.2% of telecommunications services revenue for Fiscal 1997 compared to $26.6 million, or 83.8% of telecommunications services revenue for Fiscal 1996. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for the Company's networks) for Fiscal 1997 increased $2.0 million, or 19.3%, to $12.3 million, or 14.9% of telecommunications services revenue, compared to $10.3 million, or 32.5% of telecommunications services revenue, for Fiscal 1996. The primary reason for the decrease in facilities administration and maintenance expenses as a percent of telecommunications services revenue was the inclusion of revenue from 1996 strategic acquisitions, a significant portion of which was generated off-net.

     Cost of product revenue, which includes the costs associated with product revenue of NACT and Action Telcom, increased $4.0 million, or 101.1%, to $8.0 million for Fiscal 1997 from $4.0 million for Fiscal 1996. Cost of product revenue was 34.2% of product revenue for Fiscal 1997 compared to 41.5% for Fiscal 1996. The decrease in cost of product revenue as a percentage of product revenue resulted primarily from economies of scale related to increased unit sales of NACT's STX switch. Research and development costs for Fiscal 1997 increased $1.0 million, or 71.3%, to $2.3 million from $1.3 million for Fiscal 1996. The increase was due to the addition of NACT personnel to enhance the current switch product line and to facilitate the development of new switching products and applications.

     Selling, general and administrative expenses for Fiscal 1997 increased $38.6 million, or 115.9%, to $72.0 million from $33.4 million for Fiscal 1996. The increase is due to the expansion of the Company's ICP and enhanced services operations, the acquisition of four companies from September 1996 to May 1997 and the hiring of a significant number of marketing, management information and sales personnel to implement the Company's integrated services strategy. Selling, general and administrative expenses were 68.0% of total revenue for Fiscal 1997 compared to 80.8% of total revenue for Fiscal 1996.

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

     Special charges for Fiscal 1997 represents a one-time $7.4 million non-cash charge recorded when 750,000 Common Shares were released from escrow to certain of the Company's former executives, which the Company views as a potential actionable claim. See "Legal Proceedings -- GST v. Sander."

     Other Expenses/Income. For Fiscal 1997, net other expenses increased $9.0 million, or 50.7%, to $26.8 million, or 25.3% of total revenue, from $17.8 million, or 43.1% of total revenue, for Fiscal 1996. Fiscal 1997 net other expenses included a $7.4 million gain recognized on the sale of one million of the Company's shares of NACT in February 1997. If the gain had been excluded, other expenses for Fiscal 1997 would have increased $16.4 million over Fiscal 1996. Such increase primarily resulted from increased interest expense due to the issuance of the 1995 Notes in December 1995 and the issuance of the Secured Notes in May 1997. To a lesser extent, other expenses increased due to income tax expense attributable to income of NACT.

     Net Loss. Net loss for Fiscal 1997 increased $52.9 million, or 87.7%, to $113.3 million from $60.4 million for Fiscal 1996. The increase in net loss resulted primarily from a $43.9 million increase in operating loss and a $16.4 million increase in interest expense.

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

     At December 31, 1998, the Company had approximately $1,131.8 million of indebtedness outstanding and $61.7 million of 11.875% mandatorily redeemable preference shares. Although the Company's liquidity was substantially improved as a result of proceeds received from the sale of the 13.875% 1995 Notes, the 13.25% Secured Notes, the 12.75% Accrual Notes and the 10.5% 1998 Notes, the Company has significant debt service obligations. The Company will be required to make principal and interest payments of approximately $67.5 million (of which $35.1 million will be made from funds securing the Secured Notes), $66.6 million (of which $17.6 million will be made from funds securing the Secured Notes), $113.5 million, $111.9 million and $154.7 million in 1999, 2000, 2001, 2002 and
2003, respectively. In addition, the Company anticipates that cash flow from operations will be insufficient to pay interest in cash on the 1995 Notes when such interest becomes payable in September 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six scheduled interest payments on the Secured Notes is paid and to repay the 1995 Notes, the Secured Notes and the Accrual Notes in full and that such notes will need to be refinanced. The ability of the Company to effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of the Company. There can be no assurance that the Company will be able to improve its operating results or that the Company will be able to meet its debt service obligations.

     At December 31, 1998, the Company had cash, cash equivalents, and investments, including restricted investments of approximately $383.7 million. The Company believes that such amounts will be sufficient to fund the Company's operations through the end of Fiscal 1999. Divestitures and other management actions may prolong capital availability into the fiscal year 2000 and beyond. Thereafter, the Company expects to require additional financing. The extent of additional financing will depend on, among other things, the rate of the Company's expansion and the success of the Company's businesses. In the event that the Company's plans or assumptions change or prove to be inaccurate, the Company incurs significant unexpected expenses, or the Company's cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). The Company may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained within the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have a material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company.

     The Company's net cash used in operating and investing activities was $428.1 million and $319.4 million for Fiscal 1998 and the twelve months ended December 31, 1997, respectively. Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $315.1 million and $505.1 million for Fiscal 1998 and the twelve months ended December 31, 1997, respectively.

     Capital expenditures for Fiscal 1998 and the twelve months ended December 31, 1997 were $247.7 million and $214.4 million, respectively. The Company estimates capital expenditures of $250 million and $150 million in Fiscal 1999 and Fiscal 2000, respectively. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

     In addition to the Company's capital expenditures, the Company has also made cash expenditures for strategic acquisitions. In March 1998, the Company acquired Call America-Phoenix, a Phoenix-based reseller of long distance, for approximately $3.8 million in cash and the business of Whole Earth Networks, Inc., a San Francisco-based ISP, for approximately $9.1 million in cash and the assumption of approximately $1.3 million of liabilities. In April 1998, the Company acquired ICON, a switch-based reseller of long distance and local service located in Seattle, for approximately $23.9 million in cash.

     In May 1998, the Company completed the offering of $500.0 million principal amount at maturity of 1998 Notes. The 1998 Notes fully accrete to face value on May 1, 2003. From and after May 1, 2003, the 1998 Notes bear interest, which will be payable in cash, at a rate of 10.5% per annum on each May 1 and November 1, commencing November 1, 2003. The net proceeds from the sale of the 1998 Notes of approximately $288.9 million are restricted for the purchase of telecommunications equipment and network infrastructure. The indenture relating to the 1998 Notes includes restrictive covenants which, among other items, limit or restrict additional indebtedness incurred by the Company, investment in certain subsidiaries, the sale of assets and the payment of dividends. The Company is a party to a registration rights agreement relating to the 1998 Notes whereby it has agreed to consummate an exchange offer for the 1998 Notes pursuant to an effective registration statement or cause the 1998 Notes to be registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement by November 4, 1998. Although the Company has filed a registration statement on Form S-4 with respect to an exchange offer for the 1998 Notes, it has not yet been declared effective. Therefore, in accordance with the terms of the registration rights agreement, interest (in addition to the accrual of original issue discount and interest otherwise due on the 1998 Notes after such date) on the 1998 Notes will accrue, at an annual rate of 0.5%, from November 4, 1998 and be payable in cash semiannually in arrears, on each May 1 and November 1, commencing May 1, 1999 until such exchange offer is consummated or a shelf registration statement is declared effective.

     The Company may have committed certain technical indenture covenant violations, and the Company has notified the indenture trustee in this regard. See "Recent Developments."

INCOME TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS

     At December 31, 1998, the Company had a U.S. net operating loss carryforward of approximately $208.9 million available to offset future taxable income of GST USA and the other U.S. operating subsidiaries. Substantially all of the Company's operations are conducted in the United States. In addition, at that date, the Company had a net operating loss carryforward of approximately Cdn. $49.6 million (U.S. $35.5 million) available to offset future taxable income of the parent holding company in Canada. While such loss carryforwards are available to offset future taxable income of the Company in each respective tax jurisdiction, the Company may not generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration. Further, the utilization of net operating loss carryforwards against future taxable income is subject to limitation if the Company experiences an "ownership change" as defined in Section 382 of the Code and the analogous provision of the Canada Act.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are now required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company must adopt SFAS No. 133 by January 1, 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and that previously capitalized costs related to such activities be expensed as a cumulative effect of a change in accounting principle upon adoption. The Company will adopt the provisions of SOP 98-5 at the beginning of 1999 and does not anticipate that this new standard will have a material impact on future results of operations.

YEAR 2000 PROGRAM

     The year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is currently verifying system readiness for the processing of date-sensitive information by its information technology ("IT") systems (applications, hardware, system software and interfaces) and its network operations. The review of IT systems and network operations is centrally managed through a year 2000 Program Management Office (PMO).

     The Company's State of Readiness. In general, the Company's year 2000 project is divided into three phases: (1) inventory and assessment ("Phase One"), (2) strategy and contingency planning ("Phase Two"), and (3) conversion and remediation ("Phase Three").

     The Company completed its Phase One assessment for IT systems in October 1998. Phase One for network operations is expected to be concluded by the end of first quarter 1999. The Company has focused its independent testing activities principally on those systems whose failure would pose the greatest risk to the Company. The Company may not independently test all of its equipment and will rely upon vendor representations, if received by the Company, where tests are not conducted. There can be no assurance of the accuracy or completeness of such representations. The Company is continuing to contact all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues.

     With respect to IT systems, the Company completed Phase Two, wherein remedial actions were planned and a contingency plan was formulated, in December 1998. The Company expects to complete Phase Three for IT systems, wherein remedial actions will be implemented and tested, by third quarter 1999. The Company anticipates conclusion of Phase Two and Phase Three activities for network operations by the third quarter 1999.

     Costs. The total amount expended on the project through December 31, 1998 was approximately $.5 million. The total cost of the year 2000 project is estimated to be $3.3 million, including $.3 million in internal staffing costs, $1.8 million in external staffing costs and $1.2 million in hardware and software upgrade costs. This cost may be reduced if software and hardware are replaced with compliant systems as a result of other currently scheduled capital projects. The Company does not expect remediation costs to have a material adverse effect on its financial position, results of operation or cash flows. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

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

     Readers are cautioned that forward-looking statements contained in the year 2000 update should be read in conjunction with the Company's Cautionary Statements as supplemented by the following statements regarding the year 2000 project in particular. See "Risk Factors -- Year 2000 Issues."

                                  RISK FACTORS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This annual report contains forward-looking statements, including statements regarding the Company's expected financial position, business and financing plans. These forward-looking statements reflect the Company's views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations (the "Cautionary Statements") include, but are not limited to those matters addressed under "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Company, its subsidiaries or persons acting on the Company's behalf are expressly qualified in their entirety by the Cautionary Statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

HISTORICAL AND ANTICIPATED FUTURE OPERATING LOSSES AND NEGATIVE ADJUSTED EBITDA

     The Company has incurred and expects to continue to incur operating losses and negative Adjusted EBITDA while it expands its business and builds its customer base. The Company has incurred significant increases in expenses associated with these activities and there can be no assurance that an adequate customer base with respect to any or all of its services will be achieved or sustained. The Company had a net loss of approximately $154.7 million, an operating loss of approximately $135.2 million and negative Adjusted EBITDA of $60.5 million for Fiscal 1998, a net loss of approximately $39.6 million, an operating loss of approximately $21.9 million and negative Adjusted EBITDA of $12.0 million for the 1997 Three Month Period and a net loss of approximately $113.3 million, an operating loss of approximately $86.5 million and negative Adjusted EBITDA of $51.9 million for Fiscal 1997. There can be no assurance that the Company will achieve or sustain profitability or generate positive Adjusted EBITDA. In February 1998, the Company consummated the NACT Sale, yielding net proceeds of approximately $85.0 million. Without the operations of NACT, the Company would have had a net loss of $40.4 million and negative Adjusted EBITDA of $14.4 million for the 1997 Three Month Period and a net loss of $117.8 million and negative Adjusted EBITDA of $59.0 million for Fiscal 1997. Adjusted EBITDA consists of loss before interest, income taxes, depreciation and amortization, minority interest, gains and losses on the disposition of assets and noncash charges. Management believes that Adjusted EBITDA provides a meaningful measure of operating cash flow (without the effects of working capital changes) for the continuing operations of the Company by excluding the effects of noncash expenses and non-operating activities. However, Adjusted EBITDA should not be used as an alternative to operating loss and net loss as determined in accordance with GAAP. See footnote (h) to the Company's "Selected Financial Data" and "Selected Financial Data."

     At December 31, 1998, the Company had a U.S. net operating loss carryforward of approximately $208.9 million available to offset future taxable income of GST USA and the other U.S. operating subsidiaries. Substantially all of the Company's operations are conducted in the United States. In addition, at that date, the Company had a net operating loss carryforward of approximately Cdn. $49.6 million (U.S. $35.5 million) available to offset future taxable income of the parent holding company in Canada. While such loss carryforwards are available to offset future taxable income of the Company in each respective tax jurisdiction, the Company may not generate sufficient taxable income so as to utilize all or a substantial portion of such loss carryforwards prior to their expiration. Further, the utilization of net operating loss carryforwards against future taxable income is subject to limitation if the Company experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and the analogous provision of the Income Tax Act (Canada) (the "Canada Act").

DEVELOPMENT AND EXPANSION RISK AND POSSIBLE INABILITY TO MANAGE GROWTH

     The Company is in the early stages of its operations. Certain of its networks have only recently become commercially operational, and the Company has only recently begun to deploy switches in its networks. The success of the Company will depend, among other things, upon the Company's ability to "smart build" and assess potential markets, design fiber backbone routes that provide ready access to a substantial customer base, secure financing, obtain required rights-of-way, building access and governmental permits, implement expanded interconnection and collocation with facilities owned by ILECs, achieve a sufficient customer base, service customers it has targeted using its "smart build" approach, and upon subsequent developments in state and federal regulations. The Company has begun to target Tier 1 cities, and competition in such markets is expected to be significantly greater than in the Tier 2 and Tier 3 cities in which the Company is currently operating. There can be no assurance that any networks to be developed or further developed will be completed on schedule, at a commercially reasonable cost or within the Company's specifications. In addition, the expansion of the Company's business has involved and is expected to continue to involve acquisitions, which could divert the resources and management time of the Company and require integration with the Company's existing operations. There can be no assurance that any acquired business will be successfully integrated into the Company's operations or that any such business will meet the Company's expectations. The Company's future performance will depend, in part, upon its ability to manage its growth effectively, which will require it to continue to implement and improve its operating, financial and accounting systems, to expand, train and manage its employee base and to effectively manage the integration of acquired businesses. These factors and others could adversely affect the expansion of the Company's customer base and service offerings. The Company's inability either to expand in accordance with its plans or to manage its growth could have a material adverse effect on its business, financial condition and results of operations.

SIGNIFICANT CAPITAL REQUIREMENTS

     The Company estimates that its capital expenditures will be approximately $250 million in Fiscal 1999 and $150 million in Fiscal 2000. The Company believes that the cash on hand will provide sufficient funds for the Company to expand its business as presently planned and to fund its operating expenses through the end of Fiscal 1999. Divestitures and other management actions may prolong capital availability into Fiscal 2000 and beyond. Thereafter, the Company expects to require additional financing. In the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions, the Company may be required to seek additional capital (or seek additional capital sooner than currently anticipated). Sources of financing may include public or private debt or equity financing by the Company or its subsidiaries, sales of assets or other financing arrangements. There can be no assurance that additional financing would be available to the Company, or, if available, that it could be obtained on acceptable terms or within the limitations contained in the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures and could have a material adverse effect on the Company. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SUBSTANTIAL INDEBTEDNESS

     At December 31, 1998, the Company had outstanding on a consolidated basis approximately $1,131.8 million of indebtedness and $61.7 million of mandatorily redeemable preferred stock. In addition, the accretion of original issue discount will cause an $81.1 million increase in liabilities by December 15, 2000 relating to the 1995 Notes sold in December 1995, a $101.5 million increase in liabilities relating to the Accrual Notes by November 15, 2002 and a $179.0 million increase in liabilities by May 1, 2003 relating to the 1998 Notes. The indentures relating to the 1995 Notes (the "1995 Indentures"), the indenture relating to the Secured Notes (the "Secured Notes Indenture"), the indenture relating to the Accrual Notes (the "Accrual Notes Indenture") and the indenture relating to the 1998 Notes (the "Indenture" and together with the 1995 Indentures, the Secured Notes Indenture and the Accrual Notes Indenture, the "Indentures") limit, but do not prohibit, the incurrence of additional indebtedness by the Company. The Company expects to incur substantial additional indebtedness in the future. The Company has entered into an agreement with Siemens (the "Siemens Loan Agreement") that provides for up to an aggregate of $226.0 million in equipment financing, of which $9.5 million had been provided at December 31, 1998. The Company also entered into an agreement (the "NTFC Loan Agreement") with NTFC Capital Corp. for up to $50.0 million of additional equipment financing (all of which had been provided at December 31, 1998). There can be no assurance that any additional financing will be available to the Company on acceptable terms or at all.

     The level of the Company's indebtedness could have important consequences to its future prospects, including the following: (i) limiting the ability of the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (ii) requiring that a substantial portion of the Company's cash flow from operations, if any, be dedicated to the payment of principal of and interest on its indebtedness and other obligations; (iii) limiting its flexibility in planning for, or reacting to changes in, its business; (iv) the Company will be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and (v) increasing its vulnerability in the event of a downturn in its business.

POSSIBLE INABILITY TO SERVICE DEBT; REFINANCING RISKS

     In connection with the buildout of its networks and expansion of ICP services, the Company has been experiencing increasing negative Adjusted EBITDA. The Company's earnings before fixed charges were insufficient to cover fixed charges for Fiscal 1998, the 1997 Three Month Period, Fiscal 1997 and Fiscal 1996 by $187.6 million, $45.1 million, $130.0 million and $62.9 million, respectively, and the Company's Adjusted EBITDA minus capital expenditures and interest expense for Fiscal 1998, the 1997 Three Month Period, Fiscal 1997 and Fiscal 1996 were negative $409.9 million, negative $77.6 million, negative $315.3 million and negative $152.7 million, respectively. There can be no assurance that the Company will be able to improve its earnings before fixed charges or Adjusted EBITDA or that it will be able to meet its debt service obligations. As the Company does not currently have a revolving credit facility, if a shortfall occurs, alternative financing would be necessary in order for the Company to meet its liquidity requirements, and there can be no assurance that such financing would be available. In such event, the Company could face substantial liquidity problems. In addition, the Company anticipates that cash flow from operations will be insufficient to pay interest in cash on both the 1995 Notes when such interest becomes payable in June 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six interest payments on the Secured Notes is paid and to repay the 1995 Notes, the Secured Notes, the Accrual Notes and the 1998 Notes at maturity and that such indebtedness will need to be refinanced. There can be no assurance that the Company will be able to effect such refinancings. The ability of the Company to meet its obligations and to effect such refinancings will be dependent upon, among other things, the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of the Company. Failure by the Company to meet its obligations could result in a default on its indebtedness, including the 1995 Notes, the Secured Notes, the Accrual Notes and the 1998 Notes, which would permit the holders of substantially all of the Company's indebtedness to accelerate the maturity thereof.

FINANCIAL AND OPERATING RESTRICTIONS IMPOSED BY EXISTING INDEBTEDNESS

     The Company's financing arrangements impose significant operating and financial restrictions on the Company. Such restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness or to create liens on its assets, sell assets, engage in mergers or acquisitions or make investments. Failure to comply with any such covenant could result in a default thereunder, which could result in an acceleration of such indebtedness.

POSSIBLE INABILITY TO REMEDY CURRENT NON-COMPLIANCES UNDER THE INDENTURES

     The Company, GST Network, GST USA, and GST Funding are parties to certain indentures and have issued or guaranteed notes governed by those indentures. In November 1998, the Company notified United States Trust Company of New York, as trustee under the indentures, that certain actions by the Company and its subsidiaries may not have been in compliance with the technical requirements of the restrictive covenants contained in the indentures. In particular, the Company disclosed that a series of transactions with Global may have resulted in technical non-compliances with the indentures. See "Business -- Global Light Telecommunications." The Company is currently conducting a review of the relevant transactions and intends to vigorously pursue any necessary action to cure the potential non-compliances. The Company has already initiated litigation against Global and others in an effort to cure any technical covenant violations that may have resulted from the transactions with Global. See "Legal Proceedings."

     In February 1999, the trustee informed the note holders of the potential violations. Pursuant to the definitions contained within the indentures of each of the notes described above, no default has been declared and no event of default has occurred. The Company has not classified the related debt obligations as current in its consolidated financial statements because management believes it is probable that, in the event that the holders declared a default, the Company would be able to take corrective actions to cure any objectively-determinable violations within the prescribed grace period.

     While the Company believes that any non-compliances can be cured, the Company cannot offer any assurance that the litigation will be successful or that any other potential cures will be effected in a timely manner or be sufficient. In the event that the Company has violated its indentures and does not cure the violations, the holders of the notes issued under the indentures could demand repayment of the notes, discontinue disbursements of cash proceeds of the most recent notes and assert other remedies against the Company. If any of these events occurred, the Company would not have sufficient liquid assets to repay the notes.

DIFFICULTIES IN IMPLEMENTING LOCAL AND ENHANCED SERVICES

     The Company has deployed and plans to continue to deploy high capacity digital switches in the cities in which it operates or plans to operate networks, as well as in certain cities where the Company will rely on ILEC facilities for transmission. This enables the Company to offer a variety of switched access services, enhanced services and local dial tone. The Company expects negative Adjusted EBITDA from its switched services during the 24-to-36 month period after a switch is deployed. For switches operating in conjunction with the Company's networks, the Company expects operating margins to improve as the network is expanded and larger volumes of traffic are carried on the Company's network. For switches operating in cities where the Company relies on ILEC facilities for transmission, the Company will experience lower or negative operating margins. The ILECs will be required to unbundle local tariffs and permit the Company to purchase only the origination and termination services it needs, thereby decreasing operating expenses. There can be no assurance that such unbundling will be effected in a timely manner and result in prices favorable to the Company. In addition, the Company's ability to successfully implement its switched and enhanced services will require the negotiation of resale agreements with ILECs and other CLECs and the negotiation of interconnection agreements with ILECs, which can take considerable time, effort and expense.

     In August 1996, the FCC released its Interconnection Decision implementing the interconnection portions of the Telecommunications Act. The Interconnection Decision establishes rules for negotiating interconnection agreements and guidelines for review of such agreements by state public utilities commissions. On July 18, 1997, the Eighth Circuit vacated certain portions of the Interconnection Decision, including provisions establishing a pricing methodology for unbundled elements and a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements between ILECs and their competitors. On January 25, 1999, the Supreme Court reversed the Eighth Circuit. The Supreme Court and the Eighth Circuit decisions create uncertainty about the rules governing pricing, terms and conditions of interconnection agreements, and could make negotiating and enforcing such agreements more difficult and protracted and may require renegotiation of existing agreements. There can be no assurance that the Company will be able to obtain interconnection agreements on terms acceptable to the Company. See "Business -- Regulation".

     The Company will generally be dependent on ILECs for provision of local telephone service through access to local loops, termination service and, in some markets, central office switches of such carriers. In addition, in certain markets the Company intends to obtain the local telephone services of the ILEC on a wholesale basis and resell that service to end users. Any successful effort by the ILEC to deny or substantially limit the Company's access to the ILEC's network elements or wholesale services could have a material adverse effect on the Company's ability to provide local telephone services in those markets where the Company relies on such network elements to provision local dial tone service. Although the Telecommunications Act imposes interconnection obligations on ILECs, there can be no assurance that the Company will be able to obtain access to such network elements or services at rates, and on terms and conditions, that permit the Company to offer local services at rates that are both profitable and competitive.

     Many new carriers, including the Company, have experienced certain difficulties with respect to provisioning, interconnection and the operational support systems used by new carriers to order and receive network elements and wholesale services from the ILECs. These systems are necessary for new carriers such as the Company to provide local service to customers on a timely and competitive basis. In addition, the Telecommunications Act creates incentives for RBOCs to permit access to their facilities by denying such carriers the ability to provide long distance services in their regions until they have met specified conditions opening the market to competition at the local level. The RBOCs in the Company's markets have indicated their intent to seek authority to provide in-region long distance services but are not yet permitted to do so. There can be no assurance that the RBOCs will be accommodating to the Company once they are permitted to offer in-region long distance service. Should the Company be unable to obtain the cooperation of an ILEC in a region, whether or not such ILEC has been authorized to offer in-region long distance service, the Company's ability to offer local services in such region on a timely and cost-effective basis would be adversely affected.

     The Company is a recent entrant into the newly created competitive local telecommunications services industry. The local dial tone services market was opened to competition due to the passage of the Telecommunications Act and related state and federal regulatory rulings. There are numerous operating complexities associated with providing these services. The Company is required to develop new products, services and systems and to develop new marketing initiatives to sell these services.

     The Company's switched services may not be profitable due to, among other factors, lack of customer demand, inability to secure access to facilities of ILECs at acceptable rates, competition from other CLECs and pricing pressure from the ILECs. The Company has very limited experience providing switched access and local dial tone services and there can be no assurance that the Company will be able to successfully implement its switched and enhanced services strategy. See "Business -- Telecommunications Services Strategy."

RECENT COMMENCEMENT OF INTEGRATED MARKETING EFFORT

     The Company has only recently begun an integrated marketing effort of its telecommunication service offerings. Historically, the Company has marketed its access services primarily to long distance carriers and significant end-users of telecommunications services, and its long distance services to small businesses and consumers. Although the Company expects to market a variety of telecommunications services to all of its customers, there can be no assurance that the Company will be able to attract and retain new customers or retain and sell additional services to existing customers.

DEPENDENCE ON KEY CUSTOMERS

     The Company's five largest telecommunications services customers accounted for approximately 16.4%, 16.8%, 20.8% and 46.9% of the Company's consolidated telecommunication and other services revenues for Fiscal 1998, the 1997 Three Month Period, Fiscal 1997 and Fiscal 1996, respectively. It is anticipated that during the early stages of development of individual networks, before obtaining a sufficient amount of end-user revenues, the Company will be dependent on a limited number of long distance carriers for a significant portion of its local revenues. While long distance carriers have high volume requirements and have utilized CLECs and ICPs, they generally are more price sensitive than end-users. The loss of, or decrease of business from, one or more significant customers could have a material adverse effect on the business, financial condition and results of operations of the Company.

RISKS RELATING TO LONG DISTANCE BUSINESS

     For Fiscal 1998, the 1997 Three Month Period, Fiscal 1997 and Fiscal 1996, long distance represented 41.4%, 45.8%, 54.5% and 54.2% of the Company's consolidated telecommunications services revenues, respectively. The long distance business is extremely competitive, and prices have declined substantially in recent years and are expected to continue to decline. In addition, the long distance industry has historically had a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. The Company has resale agreements with long distance carriers to provide it with transmission services. Such agreements typically provide for the resale of long distance services on a per minute basis with minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for transmission capacity, as well as estimates of the calling pattern and traffic levels of the Company's future customers. In the event the Company fails to meet its minimum volume commitments, it may be obligated to pay underutilization charges, and in the event it underestimates its need for transmission capacity, the Company may be required to obtain capacity through more expensive means.

     Charges for access service for the origination and termination of long distance traffic have made up a significant portion of the Company's overall cost of providing long distance service. In May 1997, the FCC adopted changes to its interstate access rules that among other things reduce per-minute access charges and substitute new per-line flat rate monthly charges. The FCC also approved reductions in overall access rates, and established new rules to recover subsidies to support universal service and other public policies. The impact on these changes on the Company or its competitors is not yet clear. The Company could be adversely affected if it does not experience access cost reductions proportionally equivalent to those of its competitors. Insofar as Internet-based competitors continue to be exempt from these charges, they could enjoy a significant cost advantage in this area. See "Business -- Regulation."

PRICING PRESSURES AND RISKS OF INDUSTRY OVER-CAPACITY

     The long distance industry has generally been characterized by over-capacity and declining prices since shortly after the AT&T Corp. ("AT&T") divestiture in 1984. The Company believes that, in the last several years, increasing demand has ameliorated the over-capacity and that pricing pressure has been reduced. However, the Company anticipates that prices for its wholesale longhaul services will continue to decline over the next several years. While demand continues to increase, the Company is aware that certain long distance carriers are expanding their capacity and believes that other long distance carriers, as well as potential new entrants to the industry, are constructing new fiber optic and other long distance transmission networks in the United States. Since the cost of the actual fiber (as opposed to construction costs) is a relatively small portion of the cost of building new transmission lines, persons building such lines are likely to install fiber that provides substantially more transmission capacity than will be needed over the short or medium term. Further, recent technological advances may greatly expand the capacity of existing and new fiber optic cable. Although such technological advances may enable the Company to increase its capacity, an increase in the capacity of the Company's competitors could adversely affect the Company's business. If industry expansion results in capacity that exceeds overall demand along any of the Company's routes, severe additional pricing pressure could develop. In addition, strategic alliances or similar transactions, such as the long distance capacity purchasing alliance among certain RBOCs announced in the spring of 1996, could result in additional pricing pressure on long distance carriers. Furthermore, the marginal cost of carrying an additional call over existing fiber optic cable is extremely low. As a result, within a few years, there may be dramatic and substantial price reductions. See "Competition."

DEPENDENCE ON BILLING, CUSTOMER SERVICES AND INFORMATION SYSTEMS

     Sophisticated information and processing systems are vital to the Company's growth and its ability to monitor costs, bill customers, provision customer orders and achieve operating efficiencies. Billing and information systems for the Company's historical lines of business have been produced largely in-house with partial reliance on third-party vendors. These systems have generally met the Company's needs due in part to the low volume of customer billing. As the Company transitions to the provisioning of local services and as its long distance and Internet operations continue to expand, the need for sophisticated billing and information systems will continue to increase. The Company's plans for the development and implementation of its billing systems rely, for the most part, on the delivery of products and services by third-party vendors. Similarly, the Company is developing customer call centers to provision service orders. Information systems are vital to the success of the call centers, and the information systems for these call centers are largely being developed by third-party vendors. Failure of these vendors to deliver proposed products and services in a timely and effective manner and at acceptable costs, failure of the Company to adequately identify all of its information and processing needs, failure of the Company's related processing or information systems, or the failure of the Company to upgrade systems as necessary could have a material adverse effect on the ability of the Company to reach its objectives, its financial condition and its results of operations.

YEAR 2000 ISSUES

     The dates on which the Company believes the year 2000 project will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem resulting in part from the uncertainty of the year 2000 readiness of third parties, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability. See "Management's Discussion and Analysis -- Year 2000 Program."

COMPETITION

     The telecommunications industry is highly competitive. In most markets, the Company's principal competitor for local exchange services is the RBOC or the GTE Companies. Other competitors may include other ICPs, CLECs, microwave and satellite carriers, wireless telecommunications providers and private networks built by large end-users. Potential competitors (using similar or different technologies) include cable television companies, utilities and RBOCs outside their current local service areas. In addition, the Company anticipates future competition from large long distance carriers, such as AT&T, MCI WorldCom, Inc. ("MCI WorldCom") and Sprint, which have begun to offer integrated local and long distance telecommunications services. AT&T also has announced its intention to offer local services using a new wireless technology. Several companies have begun to offer telecommunications services over the Internet at rates substantially below current long distance rates. Companies offering telecommunications services over the Internet could enjoy a significant cost advantage because at this time they do not pay carrier access charges or universal service fees. The influx of competitors into the Company's markets and into markets that the Company may subsequently enter may result in more participants than can ultimately be successful in a given market. Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors to the Company. In addition, a continuing trend toward business combinations and strategic alliances in the telecommunications industry may further enhance competition. For example, WorldCom Inc. acquired MFS Communications Company, Inc. Brooks Fiber Properties Inc. and MCI Communications

Corp., each of which compete with the Company in several of the markets in which the Company operates. AT&T has acquired Teleport Communications Group, Inc., a CLEC that also competes with the Company in several markets. The Company cannot determine what effect such acquisitions will have on the Company's business, financial condition and results of operations.

     As a recent entrant in the integrated telecommunications services industry, the Company may not achieve a significant market share for any of its services. In particular, the RBOCs, the GTE Companies and other local telephone companies have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than those of the Company, have the potential to subsidize competitive services with revenues from a variety of businesses and currently benefit from certain existing regulations that favor the ILECs over the Company in certain respects. While recent regulatory initiatives, which allow CLECs such as the Company to interconnect with ILEC facilities, provide increased business opportunities for the Company, such interconnection opportunities have been accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the ILECs. For example, the FCC granted ILECs additional flexibility in pricing their interstate special and switched access services on a central office specific basis. Under this pricing scheme, ILECs may establish pricing zones based on access traffic density and charge different prices for central offices in each zone. On February 8, 1997, new FCC rules became effective allowing ILECs to file streamlined tariffs on 15 days' notice for rate increases and seven days' notice for rate decreases. Unless the FCC acts during the notice period, such tariffs become effective at its end. The Company has begun to target Tier 1 cities and competition in such markets is expected to be significantly greater than in Tier 2 and Tier 3 cities in which the Company is currently operating.

     To the extent the Company interconnects with and uses ILEC networks to service its customers, the Company will be dependent upon the technology and capabilities of the ILECs to meet certain telecommunications needs of the Company's customers and to maintain its service standards. The Company will become increasingly dependent on interconnection with ILECs as switched services become a greater percentage of the Company's business. The Telecommunications Act imposes interconnection obligations on ILECs, but there can be no assurance that the Company will be able to obtain the interconnection it requires at rates, and on terms and conditions, that permit the Company to offer switched services at rates that are simultaneously competitive and profitable. See
"-- Difficulties in Implementing Local and Enhanced Services." In the event that the Company experiences difficulties in obtaining high quality, reliable and reasonably priced service from the ILECs, the attractiveness of the Company's services to its customers could be impaired.

     The long distance telecommunications industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. The Company competes with major carriers such as AT&T, Sprint and MCI WorldCom, as well as other national and regional long distance carriers and resellers, many of whom are able to provide services at costs that are lower than the Company's current costs. Many of these competitors have greater financial, technological and marketing resources than the Company. In addition, as a result of the Telecommunications Act, the RBOCs are expected to become competitors in the long distance telecommunications industry both outside of their service territory and upon the satisfaction of certain conditions, within their service territory.

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

     The Company's longhaul business is subject to intense competition. See "Pricing Pressures and Risks of Industry Over-Capacity."

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

     On February 25, 1998, US WEST petitioned the FCC to allow it to build and operate packet- and cell-switched data networks across LATA boundaries, to permit it to carry interLATA data traffic incident to its provision of digital subscriber line services, to not require it to make those data services available on a discounted resale basis and to not require it to make the non-bottleneck elements of such services available on an unbundled basis. On June 9, 1998, SBC Communications, Inc. ("SBC") filed a similar petition with the FCC. The Company provides certain services with which US WEST and SBC's proposed services would compete if the petitions were granted by the FCC. While the FCC denied these requests, it initiated a rulemaking which, if adopted, would permit ILECs to provide advanced services through a structurally separated, and largely deregulated subsidiary. The proposed rulemaking would not permit the RBOC provision of such services across LATA boundaries.

     The World Trade Organization ("WTO") agreement on basic telecommunications services could increase the Company's competition for telecommunication services both domestically and internationally. Under this agreement, the United States and other members of the WTO committed themselves to opening their telecommunications markets to competition and foreign ownership and to adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telephone companies, effective in some cases as early as January 1, 1998.

GOVERNMENT REGULATION

     The Company's networks and the provision of switched and private line services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. The FCC exercises jurisdiction over the Company with respect to interstate and international services. Additionally, the Company files tariffs with the FCC. State regulatory commissions exercise jurisdiction over the Company to the extent it provides intrastate services. As such a provider, the Company is required to obtain regulatory authorization and/or file tariffs at state agencies in most of the states in which it operates. Certificates of authority to provide services can generally be conditioned, modified, canceled, terminated or revoked for failure to comply with rules and regulations. Fines and other penalties may also be imposed. Local authorities regulate the Company's access to municipal rights-of-way. The networks are also subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. See
"Business -- Regulation." There can be no assurance that the FCC or state commissions will grant required authority or refrain from taking action against the Company if it is found to have provided services without obtaining the necessary authorizations. If authority is not obtained or if tariffs are not filed, or are not updated, or otherwise do not fully comply with the tariff filing rules of the FCC or state regulatory agencies, third parties or regulators could challenge these actions. Such challenges could cause the Company to incur substantial legal and administrative expenses.

     The Telecommunications Act provides for a significant deregulation of the domestic telecommunications industry, including the local exchange, long distance and cable television industries. The Telecommunications Act remains subject to judicial review and additional FCC and state rulemakings, and thus it is difficult to predict what effect the legislation will have on the Company and its operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunications industry. There can be no assurance that these changes will not have a material adverse effect upon the Company.

     The FCC released a Report to Congress on April 10, 1998 concerning its implementation of the telecommunications subsidy provisions of the Telecommunications Act. The FCC clarified that entities that provide transmission capacity to Internet service providers are providing telecommunications services subject to contribution requirements. The FCC indicated that it would address the issue of whether ISPs would contribute to a universal service fund based on the utilization of their own transmission facilities at a later date and whether certain ISP services such as phone-to-phone IP telephony are telecommunications services subject to universal service fund contribution and access charge payments.

     Beginning in June 1997, every RBOC advised CLEC's that they did not consider calls in the same local calling area from their customers to CLEC customers, who are ISPs, to be local calls under the interconnection agreements between the RBOCs and the CLECs. The RBOCs claim that these calls are exchange access calls for which exchange access charges would be owed. The RBOCs claimed, however, that the FCC exempted these calls from access charges so that no compensation is owed to the CLECs for transporting and terminating such calls. As a result, the RBOCs threatened to withhold and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. To date, twenty-nine state commissions have ruled on this issue in the context of state commission arbitration proceedings or enforcement proceedings. In every state, to date, the state commission has determined that reciprocal compensation is owed for such calls. Several of these cases are presently on appeal. Reviewing courts have upheld the state commissions in the four decisions rendered to date on appeal. Appeals from these decisions are pending in the Fifth, Seventh and Ninth U.S. Circuit Courts of Appeal. On February 25, 1999, the FCC issued a Declaratory Ruling on the issue of inter-carrier compensation for calls bound to ISPs. The FCC ruled that the calls are jurisdictionally interstate calls, not local calls. The FCC, however, determined that this issue was not dispositive of whether inter-carrier compensation is owed. The FCC noted a number of factors which would allow the state commissions to leave their decisions requiring the payment of compensation undisturbed. The Company cannot predict the impact of the FCC's ruling on existing state decisions, or the outcome of pending appeals or of additional pending cases.

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

     Under the Communications Act and other federal regulations, foreign nationals may not own more than 20% of a company, or have more than a 20% voting interest in a company, that directly holds a common carrier radio license. The Communications Act also prohibits foreign nationals from owning 25% or more of a company which, in turn, controls a company holding a radio license, if the FCC finds that such alien participation would not serve the public interest. Under the WTO agreement, the United States agreed to permit foreign nationals to own up to 100% of a company that directly holds a common carrier radio license. On November 25, 1997, the FCC adopted rules implementing the WTO policies for WTO member states to acquire up to a 100% indirect interest in a U.S. radio license. Prior approval will still be required. The operations of GST Telecom Hawaii, Inc. use, among other facilities, microwave radio facilities operating pursuant to FCC licenses granted to Pacwest Network, Inc. ("PNI"), an entity controlled by John Warta, the Company's former Chairman of the Board and Chief Executive Officer. As a result of changes in federal policies, there is no regulatory impediment to preclude PNI from transferring such microwave facilities and associated licenses to the Company, subject to FCC approval. The FCC also has the authority, which it is not presently exercising, to impose restrictions on foreign ownership of communications service providers not utilizing radio frequencies, which, if exercised, could have a material adverse effect on the Company's business. In addition, the Company may subsequently need to obtain radio licenses to "fill in" certain customers in the networks that are not practical to reach by wire.

NEED TO ADAPT TO TECHNOLOGICAL CHANGE

     The telecommunications industry is subject to rapid and significant changes in technology, with the Company relying on third parties for the development of and access to new technology. The effect of technological changes on the business of the Company cannot be predicted although, historically, telecommunications companies have been required to adopt new technologies to enhance the services provided to customers, thereby requiring continuing investment in capital equipment. The Company believes its future success will depend, in part, on its ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands, which may require significant continued capital expenditures to provide enhanced services to the Company's customers.

LITIGATION RISKS

     The Company is involved in various legal proceedings. An unfavorable decision in one or more of such actions could have a material adverse effect on the Company. See "Legal Proceedings."

POSSIBLE INABILITY TO RECOVER PAYMENTS MADE TO MAGNACOM

     See "Business -- Magnacom" for a discussion of the risks relating to the Company's prior payments made to Magnacom.

DEPENDENCE ON KEY PERSONNEL

     The efforts of a small number of key management and operating personnel will largely determine the Company's success and the loss of any of such persons could adversely affect the Company. The success of the Company also depends in part upon its ability to hire and retain highly skilled and qualified operating, marketing, financial and technical personnel. The competition for qualified personnel in the telecommunications industry is intense and, accordingly, there can be no assurance that the Company will be able to hire or retain necessary personnel.

DEPENDENCE ON RIGHTS-OF-WAY AND OTHER THIRD PARTY AGREEMENTS

     The Company must obtain easements, rights-of-way, entry to premises, franchises and licenses from various private parties, actual and potential competitors and state and local governments in order to construct and operate its networks. There can be no assurance that the Company will obtain rights-of-way and franchise agreements on acceptable terms or that current or potential competitors will not obtain similar rights-of-way and franchise agreements that will allow them to compete against the Company. If any of the existing franchise or license agreements were terminated or not renewed and the Company were forced to remove its fiber optic cables or abandon its networks in place, such termination could have a material adverse effect on the Company. See "Legal Proceedings" and "Business -- Regulation."

RISKS OF INVESTMENT IN A CANADIAN CORPORATION

     The Company is incorporated under the Canada Business Corporations Act. Certain of the directors and the Company's professional advisors are residents of Canada or otherwise reside outside of the U.S. All or a substantial portion of the assets of such persons are or may be located outside of the U.S. It may be difficult for U.S. security holders to effect service of process within the United States upon such directors or professional advisors or to realize in the U.S. upon judgments of U.S. courts predicated upon civil liability of the Company or such persons under U.S. federal securities laws. The Company has been advised that there is doubt as to whether Canadian courts would (i) enforce judgments of U.S. courts obtained against the Company or such directors or professional advisors predicated solely upon the civil liabilities provisions of U.S. federal securities laws, or (ii) impose liabilities in original actions against the Company or such directors and professional advisors predicated solely upon such U.S. laws. However, a judgment against the Company predicated solely upon civil liabilities provisions of such U.S. federal securities laws may be enforceable in Canada if the U.S. court in which such judgment was obtained has a basis for jurisdiction in that matter that would be recognized by a Canadian court. In addition, the Company's status as a Canadian corporation could, under certain circumstances, limit the ability of the Company to hold or control radio frequency licenses in the United States.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE MARKET RISK

     The Company has fixed income investments consisting of cash equivalents, short-term investments in U.S. government debt instruments and certificates of deposit. See note 1 to the Consolidated Financial Statements for information about investments in U.S. government debt instruments and certificates of deposit.

     Interest income earned on the Company's investment portfolio is affected by changes in the general level of U.S. interest rates. The Company believes that it is not exposed to significant changes in fair value because such investments are composed of U.S. Government debt instruments, certificates of deposit and commercial paper and the maturities are predominantly short-term. The fair value of each investment approximates its amortized cost, and long-term securities have maturities of less than two years.

     The following table provides information about the Company's risk exposure associated with changing interest rates. Currently, the Company does not use derivative financial instruments to manage its interest rate risk.

                                                                EXPECTED MATURITY
                                                            (IN THOUSANDS OF DOLLARS)
                            ------------------------------------------------------------------------------------------
                                                                                                             MARKET
                                                                                                            VALUE AT
                                                                                                          DECEMBER 31,
                             1999      2000      2001      2002      2003     THEREAFTER      TOTAL         1998(1)
                            ------------------------------------------------------------------------------------------
Long-term Debt:
  Fixed rate..............  $ 1,466                                           $1,260,300(2) $1,261,766(2)  $1,116,385
    Average interest
      rate................     8.50%                                               12.28%
  Variable rate...........  $11,951   $17,041   $20,216   $20,898   $21,132   $   13,487    $  104,725
    Average interest rate
      (LIBOR plus)........     3.37%     3.26%     3.29%     3.34%     3.34%        3.06%
Capital Leases:
  Fixed rate..............  $ 6,476   $ 5,227   $ 2,279   $ 1,974   $ 1,981   $    7,453    $   25,390
    Average interest
      rate................    12.36%    12.36%    12.36%    12.36%    12.36%       12.36%
Redeemable Preferred
  Stock:
  Fixed rate..............                                                    $  112,000    $  112,000
    Average interest
      rate................                                                         11.88%

---------------
(1) Based on quoted market prices at December 31, 1998.

(2) Includes $260.1 million of unaccreted discount.

MARKET PRICE RISK

     The Company has risk exposure associated with the market price on its publicly traded long-term debt These bonds are recorded at book value, which could vary from current market prices.

     The Company is also exposed to market risk related to its 19% equity interest in Global Light Telecommunications, Inc. Such investment is recorded at a market value of $16.2 million in the Company's consolidated financial statements at December 31, 1998.

FOREIGN CURRENCY MARKET RISK

     Although the Company is a federally chartered Canadian corporation, international operations were not material to the Company's consolidated financial position. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission no later than April 30, 1999 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission no later than April 30, 1999 pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission no later than April 30, 1999 pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company is a party to a credit facility (the "Tomen Facility") with Tomen America, Inc. ("Tomen"), which beneficially owned more than five percent of the Common Shares during part of Fiscal 1998. Pursuant to the Tomen Facility, Tomen has the right to act as procurement agent for each network project it finances. As of December 31, 1998, the Company had purchased approximately $32.2 million of equipment from Tomen. The Company believes that the prices it paid to Tomen for equipment are comparable to what it would have paid in transactions with unrelated third parties. Tomen also has the contractual right to appoint a designee to the Board of Directors of the Company, and Mitsuhiro Naoe is Tomen's current designee. Mr. Naoe does not have a direct or indirect material interest in any amounts received by Tomen from the Company.

     See the discussion in "Business -- Magnacom" relating to transactions involving the Company and Mr. John Warta, former Chairman and Chief Executive Officer of the Company

     In May 1997, the Company loaned $100,000 to Mr. Joseph A. Basile, Jr., the President, Chief Executive Officer and a director of the Company, to enable him to purchase a new primary residence in the Vancouver, Washington area. The loan matures in March 2000, accrues interest at a rate of 6% per annum and is to be prepaid to the extent of the proceeds from the sale of Mr. Basile's former residence and from the sale of Common Shares acquired upon exercise of options held by Mr. Basile. Such loan was made pursuant to the terms of his employment agreement with the Company, which was approved by the Board of Directors of the Company.

     The Company has loaned $72,000 to Mr. Daniel L. Trampush, Senior Vice President and Chief Financial Officer of the Company, to enable him to purchase a new primary residence in the Vancouver, Washington area. The loan is interest-free and matures in March 2002 and is to be prepaid to the extent of the proceeds from the sale of Common Shares acquired upon exercise of options held by Mr. Trampush. Such loan was made pursuant to the terms of his employment agreement with the Company, which was approved by the Board of Directors of the Company.

     In June 1998, the Company loaned $100,000 to Mr. Kevin R. Wright, Chief Technical Officer of the Company, to enable him to purchase a new primary residence in the Vancouver, Washington area. The loan matures in June 2001, accrues interest at a rate of 6% per annum, and is to be prepaid to the extent of the proceeds from the sale of Mr. Wright's former residence and from the sale of Common Shares acquired upon exercise of options held by Mr. Wright.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1)  Consolidated Financial Statements: see the Index to
        Consolidated Financial Statements.
 (2)    Financial Statement Schedule: see page S-1.
 (3)    Exhibits:
 3(a) Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended September 30, 1996, as amended (the "1996 Form 10-K").
 3(b) By-Laws of the Company as amended to date, incorporated by reference to Exhibit 3.1 to the Company's Form S-3 (No.
        333-38091) (the "Form S-3").
 4(a) Senior Notes Indenture dated as of December 19, 1995, by and among GST USA, Inc., the Company and United States Trust
        Company of New York, incorporated by reference to Exhibit
        2.3 to the Company's Form 20-F for the fiscal year ended
        September 30, 1995 (the "1995 Form 20-F").
 4(b) Convertible Notes Indenture dated as of December 19, 1995, by and among the Company, GST USA, Inc. and United States
        Trust Company of New York, incorporated by reference to
        Exhibit 2.4 to the 1995 Form 20-F.
 4(c)   Indenture dated as of May 13, 1997, by and among GST
        Equipment Funding, Inc., the Company, GST USA, Inc. and
        United States Trust Company of New York, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 1997 (the "June 1997 10-Q").
 4(d) Indenture dated as of November 19, 1997, by and between the Company and United States Trust Company of New York, incorporated by reference to Exhibit 4.1 to the Company's
        Form S-3 (No. 333-38301) (the "Debt Form S-3").
 4(e)   Indenture dated May 4, 1998 by and among GST
        Telecommunications, Inc., GST USA, Inc., GST Network
        Funding, Inc. and the United States Trust Company of New
        York, as trustee, incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed May 19, 1998.
10(a)   1995 Stock Option Plan of the Company, as amended to date;
        incorporated by reference to Exhibit 10(a) to the Company
        Form 10-K for the fiscal year ended September 30, 1997 (the
        "1997 Form 10-K").
10(b) 1996 Stock Option Plan of the Company, as amended to date, incorporated by reference to Exhibit 10(b) to the 1997 Form
        10-K.
10(c) 1996 Employee Stock Purchase Plan of the Company, incorporated by reference to Exhibit 10(c) to the 1997 Form
        10-K.
10(d)   1996 Senior Executive Officer Stock Option Plan of the
        Company, incorporated by reference to Exhibit 10(d) to the 1997 Form 10-K.
10(e)   1996 Senior Operating Officer Stock Option Plan of the
        Company, incorporated by reference to Exhibit 10(e) to the 1997 Form 10-K.
10(f)   Amended and Restated Credit Agreement dated as of April 26,
        1995, by and between GST Pacific Lightwave, Inc. and Tomen
        America Inc., incorporated by reference to Exhibit 1.2 to the 1995 Form 20-F.
10(g)   Collateral Pledge and Security Agreement dated as of May 13,
        1997, by and among GST Equipment Funding, Inc., United
        States Trust Company of New York and the holders of the Notes as defined therein, incorporated by reference to
        Exhibit 10.4 to the June 1997 Form 10-Q.

10(h)   Amended and Restated Master Agreement dated as of May 24,
        1996, by and among Tomen America Inc., the Company, GST
        Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network
        L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and
        GST New Mexico Lightwave, Inc., incorporated by reference to
        Exhibit 10(l) to the 1996 Form 10-K.
10(i) Credit Agreement dated as of May 24, 1996, by and between GST New Mexico Lightwave, Inc. and TM Communications LLC, incorporated by reference to Exhibit 10(n) to the 1996 Form
        10-K.
10(j) Credit Agreement dated as of May 24, 1996, by and between GST Tucson Lightwave, Inc. and TM Communications LLC, incorporated by reference to Exhibit 10(o) to the 1996 Form
        10-K.
10(s)   Employment Agreement dated March 11, 1997, by and between
        GST USA, Inc. and Joseph Basile, Jr, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 1997 (the "March 1997 10-Q").
10(t)   Employment Agreement dated February 10, 1997, by and between
        GST USA, Inc. and GST Telecom Inc. and Daniel L. Trampush, incorporated by reference to Exhibit 10.2 to the March 1997
        Form 10-Q.
10(u) Reseller Agreement dated as of October 30, 1996, by and between Magnacom Wireless, L.L.C., and GST Telecom Inc., incorporated by reference to Exhibit 10(z) to the 1996 Form
        10-K.
10(w) Agreement and Plan of Merger dated as of May 31, 1997, by and among Action Telcom Co., Britt E. Bilberry, Timothy
        Harding Bilberry, Paul S Bilberry, GST Action Telecom, Inc.
        and the Company, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated May 31, 1997.
10(x)   Equipment Loan and Security Agreement dated December 19,
        1996 by and between NTFC Capital Corporation and GST
        Equipco, incorporated by reference to Exhibit 10(v) to the 1996 Form 10-K.
10(y) Loan and Security Agreement dated as of September 4, 1996 by and between Siemens Stromberg-Carlson ("Siemens") and GST
        Switchco, Inc. ("GST Switchco"), incorporated by reference to Exhibit 10(d) to the Company's Form 10-Q for the period ended December 31, 1996 (the "December 1996 Form 10-Q").
10(z)   Unconditional Continuing Guaranty dated as of September 4,
        1996 by and between Siemens and GST USA, Inc., incorporated by reference to Exhibit 10(e) to the December 1996 Form
        10-Q.
10(aa)  Unconditional Limited Guaranty Agreement dated as of
        December 19, 1996 made by GST USA, Inc., in favor of NTFC
        Capital Corporation, incorporated by reference to Exhibit
        10(f) to the December 1996 Form 10-Q.
10(bb)  Securities Purchase Agreement, dated as of February 28,
        1997, between the Company and Ocean Horizon SRL, incorporated by reference to Exhibit 4.1 to the Company's
        Form 8-K dated February 28, 1997 (the "February Form 8-K").
10(cc) Securityholders Agreement, dated as of February 28, 1997, between the Registrant and Ocean Horizon SRL, incorporated by reference to Exhibit 4.2 to the Company's February Form
        8-K.
10(dd) Credit Agreement dated as of September 30, 1997 by and between GST Telecom Hawaii, Inc. and TM Communications
        Hawaii LLC, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated September 30, 1997 (the "September
        8-K").
10(ee) Service Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc, incorporated by reference to Exhibit 99.2 to the September
        8-K.
10(ff) Management Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc., incorporated by reference to Exhibit 99.3 to the September
        8-K.

10(gg)  Agreement dated as of September 30, 1997 by and among GST
        Telecom Hawaii, Inc., GST Telecom Inc. and Pacwest Network,
        Inc., incorporated by reference to Exhibit 99.4 to the
        September 8-K.
10(hh)  Stock Purchase Agreement dated December 31, 1997 by and among GST Telecommunications, Inc., GST USA, Inc. and World
        Access, Inc., incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated January 6, 1998.
10(ii)  1997 Stock Option Plan of the Company, as amended to date, incorporated by reference to Exhibit (ii) to the 1997
        transition report on Form 10-K for the three month period
        ended December 31, 1997.
10(jj)  Placement Agreement dated April 29, 1998 by and among GST
        Telecommunications, Inc., GST USA, Inc., GST Network
        Funding, Inc, and the several Placement Agents named in
        Schedule I thereto, incorporated by reference to Exhibit
        10.1 to the Company's Form 8-K filed May 19, 1998.
10(kk)  Registration Rights Agreement dated May 4, 1998 by and among
        GST Telecommunications, Inc., GST USA, Inc., GST Network
        Funding, Inc. and Morgan Stanley & Co. Incorporated, Bear,
        Stearns & Co. Inc., Credit Suisse First Boston Corporation
        and SBC Warburg Dillon Read Inc., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 19,
        1998.
10(ll)  Collateral Pledge and Security Agreement dated as of May 4,
        1998 from GST Network Funding, Inc. to United States Trust
        Company of New York, as trustee, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 19,
        1998.
10(mm)  Reimbursement and Commitment Fee Agreement dated May 4, 1998 among GST Telecommunications, Inc., GST USA, Inc. and GST
        Network Funding, Inc., incorporated by reference to Exhibit
        10.4 to the Company's Form 8-K filed May 19, 1998.
10(nn)  Employment Agreement dated March 3, 1999, effective as of
        October 20, 1998, by and between GST USA, Inc. and Joseph A.
        Basile, Jr.
*21     Subsidiaries of the Company.
*23     Consent to the incorporation by reference in the Company's
        Registration Statements on Forms S-3 and S-8 of the
        independent auditors' report included herein.
*27     Financial Data Schedule.

---------------
* Filed herewith.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
GST TELECOMMUNICATIONS, INC.
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets at December 31, 1998 and 1997...  F-3
Consolidated Statements of Operations for the year ended
  December 31, 1998, the three-month period ended December
  31, 1997 and the years ended September 30, 1997 and
  1996......................................................  F-4
Consolidated Statements of Shareholders' (Deficit) Equity
  for the year ended December 31, 1998, the three-month
  period ended December 31, 1997 and the years ended
  September 30, 1997 and 1996...............................  F-5
Consolidated Statements of Cash Flows for the year ended
  December 31, 1998,the three-month period ended December
  31, 1997 and the years ended September 30, 1997 and
  1996......................................................  F-6
Notes to Consolidated Financial Statements..................  F-8
Independent Auditors' Report on Schedule....................  S-1
Schedule of Valuation and Qualifying Accounts...............  S-2

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
GST TELECOMMUNICATIONS, INC.:

     We have audited the accompanying consolidated balance sheets of GST Telecommunications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for the year ended December 31, 1998, the three-month period ended December 31, 1997, and for each of the years in the two-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GST Telecommunications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations, and cash flows for the year ended December 31, 1998, the three-month period ended December 31, 1997, and for each of the years in the two-year period ended September 30, 1997 in conformity with generally accepted accounting principles in the United States.

                                               /s/ KPMG PEAT MARWICK LLP

Portland, Oregon
March 1, 1999

                          GST TELECOMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                           ASSETS                             ----------    ---------
Current assets:
  Cash and cash equivalents.................................  $   86,070    $ 199,053
  Restricted investments....................................      34,107       31,731
  Accounts receivable, net..................................      32,935       27,324
  Investments...............................................      16,246        7,619
  Inventory, net............................................       1,485        3,412
  Prepaid and other current assets..........................      11,454       13,127
                                                              ----------    ---------
                                                                 182,297      282,266
Restricted investments......................................     247,257      112,719
Property and equipment, net.................................     615,852      406,895
Goodwill, net...............................................      51,091       36,056
Other assets, net...........................................      54,786       60,238
                                                              ----------    ---------
     Total assets...........................................  $1,151,283    $ 898,174
                                                              ==========    =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $   26,411    $  14,798
  Accrued expenses..........................................      37,445       30,869
  Deferred revenue..........................................       6,030          993
  Current portion of capital lease obligations..............       5,649        6,286
  Current portion of long-term debt.........................      13,417        4,579
                                                              ----------    ---------
                                                                  88,952       57,525
                                                              ----------    ---------
Other liabilities...........................................      21,377        3,551
Capital lease obligations, less current portion.............      19,741       13,994
Long-term debt, less current portion........................   1,092,959      763,292
Minority interest...........................................          --       12,732
Commitments and contingencies
Redeemable preference shares:
  Authorized -- 10,000,000 no par shares; 500 shares issued
     and outstanding at December 31, 1998 and 1997..........      61,741       54,635
Shareholders' deficit:
  Common shares:
  Authorized -- unlimited number of no par common shares;
     issued and outstanding -- December 31,
     1998 -- 36,264,066 shares, December 31,
     1997 -- 34,564,898 Shares..............................     234,267      221,105
  Commitment to issue common shares:
  December 31, 1998 -- no shares, December 31,
     1997 -- 50,887 shares..................................          --          604
  Accumulated deficit.......................................    (383,954)    (229,264)
  Accumulated other comprehensive income....................      16,200           --
                                                              ----------    ---------
                                                                (133,487)      (7,555)
                                                              ----------    ---------
     Total liabilities and shareholders' deficit............  $1,151,283    $ 898,174
                                                              ==========    =========

          See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                             THREE-MONTH          YEARS ENDED
                                               YEAR ENDED    PERIOD ENDED        SEPTEMBER 30,
                                              DECEMBER 31,   DECEMBER 31,   -----------------------
                                                  1998           1997          1997         1996
                                              ------------   ------------   ----------   ----------
Revenues:
  Telecommunications and other services.....   $  158,609     $   27,552    $   82,593   $   31,726
  Product...................................        4,708          8,706        23,374        9,573
                                               ----------     ----------    ----------   ----------
     Total revenues.........................      163,317         36,258       105,967       41,299
                                               ----------     ----------    ----------   ----------
Operating costs and expenses:
  Network expenses..........................      105,744         19,427        66,250       26,580
  Facilities administration and
     maintenance............................       16,703          3,511        12,304       10,317
  Cost of product revenues..................        2,999          3,102         7,990        3,974
  Selling, general and administrative.......       96,506         22,428        72,046       33,375
  Research and development..................           --            781         2,316        1,352
  Depreciation and amortization.............       45,957          8,864        24,159        8,298
  Special charges...........................       30,580             --         7,445           --
                                               ----------     ----------    ----------   ----------
     Total operating costs and expenses.....      298,489         58,113       192,510       83,896
                                               ----------     ----------    ----------   ----------
     Loss from operations...................     (135,172)       (21,855)      (86,543)     (42,597)
                                               ----------     ----------    ----------   ----------
Other expenses (income):
  Interest income...........................      (24,145)        (4,101)       (7,026)      (5,549)
  Interest expense, net of amounts
     capitalized............................      101,648         18,948        37,665       21,224
  Gain on sale of subsidiary shares.........      (61,266)            --        (7,376)          --
  Other.....................................        3,281          1,569         2,017        2,360
                                               ----------     ----------    ----------   ----------
                                                   19,518         16,416        25,280       18,035
                                               ----------     ----------    ----------   ----------
     Loss before minority interest in
       (income) loss of subsidiaries and
       income tax...........................     (154,690)       (38,271)     (111,823)     (60,632)
                                               ----------     ----------    ----------   ----------
Income tax expense:
  Current...................................           --            758         1,802          157
  Deferred..................................           --             92          (899)          --
                                               ----------     ----------    ----------   ----------
                                                       --            850           903          157
                                               ----------     ----------    ----------   ----------
     Loss before minority interest in
       (income) loss of subsidiaries........     (154,690)       (39,121)     (112,726)     (60,789)
Minority interest in (income) loss of
  subsidiaries..............................           --           (472)         (612)         411
                                               ----------     ----------    ----------   ----------
     Net loss...............................   $ (154,690)    $  (39,593)   $ (113,338)  $  (60,378)
                                               ==========     ==========    ==========   ==========
Net loss per share, basic and diluted.......   $    (4.52)    $    (1.39)   $    (4.71)  $    (3.18)
                                               ==========     ==========    ==========   ==========
Weighted average common shares, basic and
  diluted...................................   35,834,196     30,804,376    24,702,870   18,988,127

          See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                              ACCUMU-
                                                                                                               LATED      TOTAL
                                                               COMMITMENT TO ISSUE                             OTHER     SHARE-
                                          COMMON SHARES           COMMON SHARES        COMPRE-     ACCUMU-    COMPRE-   HOLDERS'
                                      ---------------------   ---------------------    HENSIVE      LATED     HENSIVE   (DEFICIT)
                                        SHARES      AMOUNT      SHARES      AMOUNT      LOSS       DEFICIT    INCOME     EQUITY
                                      ----------   --------   ----------   --------   ---------   ---------   -------   ---------
Balance, September 30, 1995.........  18,700,290   $ 50,166      336,498   $  1,494   $      --   $ (15,955)  $    --   $  35,705
Issuance of shares for services.....      85,627        621           --         --          --          --        --         621
Issuance of shares in business
  combinations......................   1,200,873     11,097     (168,249)      (747)         --          --        --      10,350
Issuance of common shares, net......   1,189,849      9,672           --         --          --          --        --       9,672
Issuance of shares under option
  plans.............................      67,500        293           --         --          --          --        --         293
Commitment to issue shares for
  business combinations.............          --         --    1,819,981     24,707          --          --        --      24,707
Issuance of shares under employee
  share purchase plan...............      13,558        132           --         --          --          --        --         132
Accrual of compensation costs for
  share awards and option plans.....          --        666           --         --          --          --        --         666
Net loss............................          --         --           --         --          --     (60,378)       --     (60,378)
                                      ----------   --------   ----------   --------   ---------   ---------   -------   ---------
Balance, September 30, 1996.........  21,257,697     72,647    1,988,230     25,454          --     (76,333)       --      21,768
Issuance of shares for services.....      25,000        221           --         --          --          --        --         221
Issuance of shares in business
  combinations......................   3,132,854     29,394   (1,700,169)   (21,049)         --          --        --       8,345
Issuance of shares and warrants,
  net...............................   2,505,882     32,666           --         --          --          --        --      32,666
Issuance of shares under option
  plans.............................     643,016      3,309           --         --          --          --        --       3,309
Issuance of shares under employee
  share purchase plan...............      62,993        400           --         --          --          --        --         400
Accrual of compensation costs for
  share awards and option plans.....          --      9,807           --         --          --          --        --       9,807
Accretion of redeemable preference
  shares............................          --     (2,969)          --         --          --          --        --      (2,969)
Net loss............................          --         --           --         --          --    (113,338)       --    (113,338)
                                      ----------   --------   ----------   --------   ---------   ---------   -------   ---------
Balance, September 30, 1997.........  27,627,442    145,475      288,061      4,405          --    (189,671)       --     (39,791)
Issuance of shares in business
  combinations......................     246,392      3,801     (237,174)    (3,801)         --          --        --          --
Issuance of shares, net.............   6,440,000     73,092           --         --          --          --        --      73,092
Issuance of shares under option
  plans.............................     158,209      1,107           --         --          --          --        --       1,107
Issuance of shares under employee
  share purchase plan...............      75,198        463           --         --          --          --        --         463
Accrual of compensation costs for
  share awards and option plans.....          --        179           --         --          --          --        --         179
Accretion of redeemable preference
  shares............................          --     (3,145)          --         --          --          --        --      (3,145)
Conversion of senior subordinated
  discount notes....................      17,657        133           --         --          --          --        --         133
Net loss............................          --         --           --         --          --     (39,593)       --     (39,593)
                                      ----------   --------   ----------   --------   ---------   ---------   -------   ---------
Balance, December 31, 1997..........  34,564,898    221,105       50,887        604          --    (229,264)       --      (7,555)
Issuance of shares for business
  combinations......................      57,632      2,952      (50,887)      (604)         --          --        --       2,348
Issuance of shares under option
  plans.............................     429,350      3,258           --         --          --          --        --       3,258
Issuance of shares for warrant
  exercise..........................     991,343     12,852           --         --          --          --        --      12,852
Issuance of shares under employee
  share purchase plan...............     220,843      1,563           --         --          --          --        --       1,563
Accrual of compensation costs for
  share award and option plans......          --       (357)          --         --          --          --        --        (357)
Accretion of redeemable preference
  shares............................          --     (7,106)          --         --          --          --        --      (7,106)
Comprehensive loss:
  Net loss..........................          --         --           --         --    (154,690)   (154,690)       --    (154,690)
  Other comprehensive income --
    unrealized gain on securities...          --         --           --         --      16,200          --    16,200      16,200
                                                                                      ---------
Comprehensive loss..................                                                  $(138,490)
                                      ----------   --------   ----------   --------   =========   ---------   -------   ---------
Balance, December 31, 1998..........  36,264,066   $234,267           --   $     --               $(383,954)  $16,200   $(133,487)
                                      ==========   ========   ==========   ========               =========   =======   =========

          See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    THREE-MONTH          YEARS ENDED
                                                     YEAR ENDED     PERIOD ENDED        SEPTEMBER 30,
                                                    DECEMBER 31,    DECEMBER 31,    ----------------------
                                                        1998            1997          1997         1996
                                                    ------------    ------------    ---------    ---------
Operations:
  Net loss........................................   $(154,690)       $(39,593)     $(113,338)   $ (60,378)
  Adjustments to reconcile net loss to net cash
    used in operations:
    Minority interest in income (loss) of
      subsidiary..................................          --             472            612         (411)
    Depreciation and amortization.................      51,328          10,115         26,634        9,496
    Deferred income taxes.........................          --              92           (899)          --
    Accretion and accrual of interest.............      59,783           8,276         19,236       19,978
    Non-cash stock compensation and other
      expense.....................................        (253)            374         10,028        1,293
    Loss on disposal of assets....................      10,157              --            679        1,012
    Loss on impairment of assets..................      19,549              --             --           --
    Equity in losses of investments and joint
      venture.....................................         593           1,286          1,482        1,521
    Gain on sale of subsidiary shares.............     (61,266)             --         (7,376)          --
    Changes in non-cash operating working capital:
      Accounts receivable, net....................     (15,321)         (3,547)       (11,284)      (1,066)
      Inventory...................................       1,927              46           (455)      (2,019)
      Prepaid, other current and other assets,
         net......................................      (1,406)           (631)        (7,172)      (5,304)
      Accounts payable and accrued liabilities....        (754)        (18,177)        24,970        2,387
      Other liabilities...........................       6,430             707           (119)         185
                                                     ---------        --------      ---------    ---------
         Cash used in operations..................     (83,923)        (40,580)       (57,002)     (33,306)
                                                     ---------        --------      ---------    ---------
Investments:
  Acquisition of subsidiaries, net of cash
    acquired......................................     (35,471)         (2,105)        (1,618)      (1,441)
  Purchase of investments.........................          --          (4,297)        (3,247)      (9,799)
  Proceeds from sale of investments...............         327              --          5,176        5,493
  Purchase of property and equipment..............    (219,129)        (45,970)      (222,001)     (76,192)
  Proceeds from sale of property and equipment....       3,589              --          5,774            8
  Purchase of other assets........................      (3,014)         (1,866)       (14,058)      (7,743)
  Change in investments restricted for the
    purchase of property and equipment............    (170,288)         11,143        (58,701)     (16,000)
  Proceeds from the sale of subsidiary shares,
    net...........................................      85,048             141         27,105           --
  Cash disposed of in sale of subsidiary..........      (5,252)             --             --           --
                                                     ---------        --------      ---------    ---------
         Cash used in investing activities........    (344,190)        (42,954)      (261,570)    (105,674)
                                                     ---------        --------      ---------    ---------
Financing:
  Proceeds from long-term debt....................     300,955         151,420        353,257      196,207
  Issuance of redeemable preference shares, net...          --              --         48,679           --
  Principal payments on long-term debt and capital
    leases........................................     (23,769)        (10,101)        (7,455)      (2,112)
  Issuance of common shares, net of issuance
    costs.........................................      17,673          74,629         27,692       10,098
  Deferred debt financing costs...................     (13,103)         (5,380)       (12,033)      (9,894)
  Change in investments restricted to finance
    interest payments.............................      33,374          16,157        (97,049)          --
                                                     ---------        --------      ---------    ---------
         Cash provided by financing activities....     315,130         226,725        313,091      194,299
                                                     ---------        --------      ---------    ---------
         Increase (decrease) in cash and cash
           equivalents............................    (112,983)        143,191         (5,481)      55,319
Cash and cash equivalents, beginning of period....     199,053          55,862         61,343        6,024
                                                     ---------        --------      ---------    ---------
Cash and cash equivalents, end of period..........   $  86,070        $199,053      $  55,862    $  61,343
                                                     =========        ========      =========    =========

                                                                     (Continued)

                          GST TELECOMMUNICATIONS, INC.

                                 (IN THOUSANDS)

                                                                        THREE-MONTH        YEARS ENDED
                                                         YEAR ENDED     PERIOD ENDED      SEPTEMBER 30,
                                                        DECEMBER 31,    DECEMBER 31,    ------------------
                                                            1998            1997         1997       1996
                                                        ------------    ------------    -------    -------
Supplemental disclosure of cash flow information:
  Cash paid for interest..............................    $50,315         $21,684       $ 4,982    $ 1,813
  Cash paid for income taxes..........................         --           1,038           638         --
Supplemental schedule of non-cash investing and
  financing activities:
  Recorded in business combinations:
    Assets............................................     45,719           2,605        14,148     45,477
    Liabilities.......................................      7,900             500         4,369     11,665
    Minority interest.................................         --              --            --     (2,686)
    Commitment to issue shares........................         --              --            --      5,613
    Common shares.....................................      2,348              --         8,161     29,444
  Disposition of subsidiary:
    Assets............................................     35,480              --            --         --
    Liabilities.......................................      4,218              --            --         --
    Minority interest.................................     12,732              --            --         --
  Amounts in accounts payable and accrued liabilities
    for the purchase of fixed assets at end of
    period............................................     25,945          19,029        19,718     18,291
  Unrealized gain on securities.......................     16,200              --            --         --
  Accretion of redeemable preference shares...........      7,106           3,145         2,969         --
  Assets acquired through capital leases..............     10,079             480        21,765         --
  Debt converted to equity............................         --             133            --         --

          See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                           DECEMBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

     GST Telecommunications, Inc. (the Company or GST), is a Canadian company in the business of providing competitive local exchange services primarily in the western United States. In addition, the Company provides a range of telecommunications services, including long distance, Internet and data services, and constructs telecommunication networks for other providers, and produces telecommunications software.

     The consolidated financial statements for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996 have been reported in U.S. dollars, the functional currency of the Company. These consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States. The Company also prepares separate consolidated financial statements in accordance with Canadian generally accepted accounting principles.

CHANGE IN FISCAL YEAR-END

     In 1997, the Company changed its fiscal year-end from September 30 to December 31. Included in the accompanying audited financial statements are the results of operations for the three-month transition period ended December 31, 1997. Unaudited results of operations for the comparable three-month period ended December 31, 1996 are summarized below:

Revenues....................................................  $ 23,217
Loss from operations........................................   (17,988)
Other expenses, net.........................................    (4,646)
Income tax expense..........................................        --
Net loss....................................................   (22,634)
Loss per share, basic and diluted...........................     (1.02)

BASIS OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. The Company's investments in unconsolidated companies owned 20% or more are accounted for using the equity method. At December 31, 1998, the Company held no investments accounted for pursuant to the equity method. All significant intercompany accounts have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term, highly liquid investments with original maturities of ninety days or less.

ACCOUNTS AND NOTES RECEIVABLE AND CONCENTRATION OF RISK

     Gross trade accounts receivable total $38,209 and $27,225 at December 31, 1998 and 1997, respectively. Notes receivable from customers total $208 and $4,055 at December 31, 1998 and 1997, respectively. Management provides an allowance for doubtful accounts and notes based on current customer information and historical statistics. The allowance for doubtful accounts was $5,482 and $3,956 at December 31, 1998 and 1997, respectively.

                          GST TELECOMMUNICATIONS, INC.

     Results of operations are derived from United States operations and substantially all assets reside in the United States. The Company is exposed to concentration of credit risk principally from accounts receivable. The Company's five largest telecommunications and other services customers accounted for approximately 16.4%, 16.8%, 20.8% and 46.9% of the Company's consolidated telecommunications and other services revenue for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

     The Company relies on incumbent local exchange companies for the provision of local telephone service. In addition, the Company relies on other carriers to provide transmission and termination services for a majority of its long distance traffic. The inability of any of these companies or carriers to fulfill service delivery requirements could impact the Company's future results.

RESTRICTED AND UNRESTRICTED INVESTMENTS

     Restricted investments classified as available-for-sale consist primarily of U.S. Treasury securities maturing between one and eight months which are restricted for the purchase and installation of network assets. Held-to-maturity investments consist of U.S. Treasury securities and certificates of deposit maturing between four months and eighteen months which are primarily restricted for interest payments. Restricted investments are recorded at amortized cost which approximates fair value for all periods presented.

     Unrestricted available-for-sale investments consist of the Company's 19% equity interest in Global Light Telecommunications, Inc. (Global) at December 31, 1998 and U.S. government securities and certificates of deposit at December 31, 1997. An unrealized gain of $16,200 related to the Company's interest in Global, which is carried at fair value, is included in comprehensive income for the year ended December 31, 1998.

     Under Financial Accounting Standards Board (the FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
Restricted investments:
  Available-for-sale....................................  $230,014    $62,484
  Held-to-maturity......................................    51,350     81,966
Unrestricted investments:
  Available-for-sale....................................    16,246      7,619

INVESTMENTS IN FORMER AFFILIATE

     At December 31, 1997, the Company held a greater than 20% equity interest in Global, a publicly-traded corporation listed on the Vancouver Stock Exchange, which conducts telecommunications operations on a worldwide basis. The carrying value of this investment at December 31, 1997 totaled $593 and was included in other assets in the accompanying consolidated balance sheet. At December 31, 1998, the Company holds less than a 20% interest in Global. As discussed in note 11(a), the Company is currently in litigation with Global.

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

                          GST TELECOMMUNICATIONS, INC.

reduced to 63%. Minority interest represents the non-Company owned shareholder interest in NACT's equity resulting from the 1997 offering.

     In February 1998, the Company sold its remaining interest in NACT for net proceeds of $85,048, which resulted in a gain of $61,266.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, which are as follows:

Telecommunications networks.................................     20 years
Electronic and related equipment............................     10 years
Leasehold improvements......................................     10 years
Computer equipment, office equipment and other..............  3 - 7 years
Buildings...................................................     40 years

     Construction, engineering and overhead costs directly related to the development of the Company's networks are capitalized. The Company capitalizes internal information systems costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company begins depreciating these costs when the assets become operational. Depreciation expense totaled $30,056, $6,240, $14,985 and $5,569 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

GOODWILL

     Goodwill is amortized using the straight-line method over periods ranging from five to ten years. Amortization charged to operations was $6,218, $1,054, $4,044 and $1,690 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

ASSET IMPAIRMENT

     The Company reviews long-lived assets, goodwill and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     During 1998, the Company recorded a non-cash special charge of $3,881 related to the impairment of certain long-lived assets associated with the Company's shared tenant services operations. The impaired assets primarily consist of customer lists and electronic and related equipment. As the projected future cash flows were less than the assets' carrying value, an impairment loss was recognized. The impairment loss was measured as the amount by which the carrying amount of the assets exceeded the estimated fair value of the assets, which was determined based on current market prices for similar assets.

     As discussed in note 12, the Company also recorded a non-cash special charge of $15,668 during 1998 related to the impairment of a prepaid reseller agreement and advances to Magnacom Wireless LLC.

REVENUE RECOGNITION

     Telecommunication services revenue is recognized monthly as services are provided. Amounts billed in advance of the service month are recorded as deferred revenue. Product revenue is recorded upon installation of products and is presented in the accompanying consolidated statements of operations net of product returns. Network construction services revenue is recognized using the percentage of completion method. Accordingly,

                          GST TELECOMMUNICATIONS, INC.

the Company recognizes revenues and expenses as construction progresses. Included in other current assets are costs and income in excess of billings relating to certain contracts.

NET LOSS PER SHARE

     Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants and convertible securities, were antidilutive for all periods presented and were not included in determining diluted weighted average shares outstanding. If the Company had reported net income for the periods presented, the weighted average number of common equivalent shares used to determine diluted net loss per share would have increased by 10,411,640, 9,741,498, 8,186,050 and 5,963,647 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

     Net loss per share is increased for redeemable preference shares' accretion totaling $7,106, $3,145, $2,969 and $0 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

ISSUANCE OF SUBSIDIARY STOCK

     Issuances of subsidiary stock are accounted for as capital transactions in the accompanying consolidated financial statements.

INCOME TAXES

     The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. For the year ended December 31, 1998, comprehensive income includes a $16,200 unrealized gain on available-for-sale securities. There are no differences between net loss and comprehensive loss for all other periods presented.

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

ADVERTISING COSTS

     The Company expenses advertising costs as incurred.

                          GST TELECOMMUNICATIONS, INC.

RECLASSIFICATIONS

     Certain reclassifications have been made in the accompanying consolidated financial statements for December 31, 1997 and September 30, 1997 and 1996 to conform with the December 31, 1998 presentation.

(2) ACQUISITIONS

     The Company has made the acquisitions set forth below, each of which was accounted for as a purchase. The consolidated financial statements include the operating results from the effective date of acquisition.

ICON COMMUNICATIONS CORP. (ICON)

     In April 1998, the Company acquired 100% of the outstanding capital stock of ICON, a Washington company which provides long distance and ancillary communications services. Consideration paid for this acquisition consisted of $23,916 in cash. Goodwill of $15,957 was recorded as a result of this acquisition.

KLP, INC. (D/B/A CALL AMERICA) (CALL AMERICA PHOENIX)

     In March 1998, the Company acquired 100% of the outstanding capital stock of Call America Phoenix, an Arizona company which provides long distance services. Consideration paid for this acquisition consisted of $3,838 in cash. Goodwill of $2,405 was recorded as a result of this acquisition.

WHOLE EARTH NETWORKS, LLC (WHOLE EARTH)

     In March 1998, the Company acquired the business of Whole Earth, a California Internet services provider. Consideration paid for this acquisition consisted of $9,053 in cash and the assumption of $1,273 in liabilities. Goodwill of $3,293 was recorded as a result of this acquisition.

ACTION TELCOM CO. (ACTION TELCOM)

     In May 1997, the Company acquired 100% of the outstanding capital stock of Action Telcom, a Texas company which provides long distance and ancillary telecommunications services and produces software used in the telecommunications industry. The Company acquired Action Telcom for consideration of 903,000 common shares valued at $8,161, $1,290 in cash and $2,580 in notes payable. The purchase agreement provides for an additional payment of up to 120,000 common shares in 1999, contingent on future market values of the Company's common shares. Goodwill of $3,863 was recorded as a result of this acquisition.

PHOENIX FIBER ACCESS, INC. (PHOENIX FIBER)

     In December 1996, the Company paid $2,000 in cash to acquire the remaining 50% of Phoenix Fiber, previously 50% owned by the Company through a joint venture with ICG Telecom Group, Inc. (ICG). In addition, the Company assumed the repayment of up to $2,000 of intercompany indebtedness, under certain circumstances, and indemnified ICG in respect of all indebtedness of Phoenix Fiber to the Company and third parties, other than certain liabilities of Phoenix Fiber that were assumed by ICG. Phoenix Fiber is an Arizona company engaged in providing competitive local exchange services in the Phoenix metropolitan area.

CALL AMERICA BUSINESS COMMUNICATIONS, CORP. (CALL AMERICA)

     In September 1996, the Company acquired 100% of the outstanding capital stock of Call America, a California company that provides long distance and ancillary communications services. The Company acquired Call America for consideration of 1,443,505 common shares valued at $16,311. Additionally, $415 in notes receivable due from the former owners of Call America will be forgiven if certain operating milestones are met over the next 8 years. Goodwill of $11,581 was recorded as a result of this acquisition.

                          GST TELECOMMUNICATIONS, INC.

TOTALNET COMMUNICATIONS, INC. (TOTALNET)

     In September 1996, the Company acquired 100% of the outstanding capital stock of TotalNet, a long distance service provider. The Company acquired TotalNet for consideration of 703,229 common shares valued at $8,814. Goodwill of $5,717 was recorded as a result of this acquisition.

GST TELECOM INC. (GST TELECOM)

     In a series of transactions between 1994 and 1996, the Company purchased 100% of the outstanding shares of GST Telecom, which develops, constructs and operates competitive local exchange networks and other communications systems. Consideration paid for GST Telecom consisted of 2,100,000 common shares valued at $15,447, which shares were paid to Pacwest, LLC (Pacwest), an entity controlled by the former Chairman and Chief Executive Officer of the Company. Goodwill of $15,330 was recorded as a result of this acquisition.

OTHERS

     In October 1997, the Company purchased the assets of the Guam operations of Sprint Communications Company L.P. (Sprint) which provide long distance and ancillary services in Guam. Consideration paid for this acquisition consisted of $2,000 in cash and $500 in liabilities for services to be provided to Sprint.

     In May 1996, the Company purchased from Tomen America, Inc. (Tomen) the remaining 10% interest in GST Pacific Lightwave, Inc., a GST Telecom subsidiary which operates a fiber optic competitive local exchange network in southern California. The consideration paid for this acquisition consisted of $1,250 in cash, which was recorded as goodwill.

     During 1996, the Company acquired the assets of Reservations, Inc. dba Hawaii OnLine (Hawaii OnLine), the assets of Texas-Ohio Communications, Inc. (Texas-Ohio), and 100% of the outstanding capital stock of Tri-Star Residential Communications, Inc. (Tri-Star). Hawaii OnLine is an Internet service provider; Texas-Ohio is a long distance service provider; and Tri-Star provides shared tenant services consisting of long distance, cable television and security service to tenants of multi-dwelling apartment units. Consideration paid for these acquisitions consisted of 266,519 common shares valued at $2,463, and $719 of cash. Goodwill of $1,044 was recorded as a result of these acquisitions.

     The unaudited pro forma results shown below reflect results of operations as if the 1998 and 1997 acquisitions described above occurred as of the beginning of each of the periods presented.

                                                               THREE-MONTH
                                                YEAR ENDED     PERIOD ENDED     YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                                   1998            1997            1997
                                               ------------    ------------    -------------
Revenues.....................................   $ 167,556        $ 40,521        $ 133,958
Net loss.....................................    (155,236)        (39,655)        (115,266)
Net loss per share...........................       (4.33)          (1.29)           (4.67)

     The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

                          GST TELECOMMUNICATIONS, INC.

(3) PROPERTY AND EQUIPMENT

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Telecommunications networks.................................  $178,008    $125,966
Electronic and related equipment............................   181,270      63,977
Leasehold improvements......................................    24,509      21,673
Computer equipment, office equipment and other..............    40,585      25,810
Buildings...................................................     2,803       3,366
Construction in progress....................................   251,199     192,888
                                                              --------    --------
                                                               678,374     433,680
Less accumulated depreciation...............................   (62,522)    (26,785)
                                                              --------    --------
                                                              $615,852    $406,895
                                                              ========    ========

     Property and equipment includes $251,199 and $192,888 of equipment which had not been placed in service at December 31, 1998 and 1997, respectively, and accordingly, was not being depreciated. During the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, $25,920, $3,726, $15,170 and $2,316 of interest, respectively, was capitalized as part of property and equipment.

(4) ACCRUED EXPENSES

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Fixed asset purchases.......................................  $ 9,552    $12,157
Carrier costs...............................................    4,885         98
Interest payable............................................    9,272      8,096
Payroll and related liabilities.............................    5,252      2,721
Other.......................................................    8,484      7,797
                                                              -------    -------
     Total..................................................  $37,445    $30,869
                                                              =======    =======

                          GST TELECOMMUNICATIONS, INC.

(5) LONG-TERM DEBT

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
13.25% senior secured notes due May 1, 2007.................  $  265,000    $265,000
10.5% senior secured discount notes due May 1, 2008.........     320,997          --
Note payable to Tomen, LIBOR plus 3.0% (8.1% at December 31,
  1998).....................................................      45,262      61,793
Note payable to NTFC, LIBOR plus 3.5% (8.6% at December 31,
  1998).....................................................      50,000      50,000
Note payable to Siemens, LIBOR plus 3.5% (8.6% at December
  31, 1998).................................................       9,463       7,889
13.875% senior discount notes due December 15, 2005.........     240,304     210,136
13.875% convertible senior subordinated discount notes, due
  December 15, 2005.........................................      29,884      26,133
12.75% senior subordinated accrual notes due November 15,
  2007......................................................     144,000     144,000
Other.......................................................       1,466       2,920
                                                              ----------    --------
                                                               1,106,376     767,871
Less current portion of long-term debt......................      13,417       4,579
                                                              ----------    --------
                                                              $1,092,959    $763,292
                                                              ==========    ========

     The schedule of future principal payments on long-term debt is as follows:

YEAR ENDING DECEMBER 31:
------------------------
1999........................................................    $   13,417
2000........................................................        17,041
2001........................................................        20,216
2002........................................................        20,898
2003........................................................        21,132
Thereafter(a)...............................................     1,273,787
                                                                ----------
Less unaccreted discount....................................      (260,115)
                                                                ----------
                                                                $1,106,376
                                                                ==========

---------------
(a) Includes $500,000, $312,448 and $38,852 of 10.5% senior secured discount notes, 13.875% senior discount notes and 13.875% convertible senior subordinated discount notes, respectively, due at maturity.

SENIOR SECURED NOTES

     In May 1997, the Company issued $265,000 in senior secured notes (the Secured Notes) due May 1, 2007. The Secured Notes bear interest at a rate of 13.25% with semiannual interest payments due beginning November 1, 1997. Approximately $93,790 of the proceeds were set aside to fund the first six scheduled interest payments. The remainder of the net proceeds were restricted to finance the cost of design, development, construction, acquisition, installation and integration of telecommunications equipment. The Secured Notes are secured by the assets financed with the proceeds and are subject to certain debt covenants.

SENIOR SECURED DISCOUNT NOTES

     In May 1998, the Company issued $300,000 in 10.5% senior secured discount notes (the Senior Secured Discount Notes) maturing on May 1, 2008. The Senior Secured Discount Notes were sold at a substantial

                          GST TELECOMMUNICATIONS, INC.

discount and there will be no accrual of cash interest prior to May 1, 2003, or payment of interest until November 1, 2003. The Senior Secured Discount Notes accrete to a total principal amount, due May 1, 2008, of approximately $500,000. The net proceeds from the sale of the Senior Secured Discount Notes are restricted to finance the cost of design, development, construction, acquisition, installation and integration of telecommunications equipment. The Senior Secured Discount Notes are secured by the assets financed with the proceeds and are subject to certain debt covenants.

     The Company is a party to a registration rights agreement relating to the Senior Secured Discount Notes whereby it agreed to consummate an exchange offer for the Senior Secured Discount Notes pursuant to an effective registration statement or cause the Senior Secured Discount Notes to be registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement by November 4, 1998. Although the Company has filed a registration statement on Form S-4 with respect to an exchange offer for the Senior Secured Discount Notes, it has not yet been declared effective. Therefore, in accordance with the terms of the registration rights agreement, interest (in addition to the accrual of original issue discount and interest otherwise due on the Senior Secured Discount Notes after such date) on the Senior Secured Discount Notes accrue at an annual rate of 0.5%, beginning November 4, 1998, and are payable in cash semiannually in arrears, on each May 1 and November 1, commencing May 1, 1999, until such exchange offer is consummated or a shelf registration statement is declared effective. At December 31, 1998, the Company had accrued $396 in additional interest related to the Senior Secured Discount Notes.

TOMEN FACILITY

     In October 1994, the Company entered into a master financing agreement with Tomen. Under the agreement, Tomen will loan up to $100,000 to subsidiaries of the Company for development and construction of network projects. As of December 31, 1998, Tomen had provided a total of $69,468 (of which $45,262 was outstanding at December 31, 1998) in debt financing to the Company's subsidiaries for construction and operation of fiber optic networks in southern California, New Mexico, Arizona and Hawaii. The Tomen financing is secured by equipment at the funded network locations and is subject to certain debt covenants.

NTFC CAPITAL CORPORATION (NTFC) AGREEMENT

     In March 1997, the Company entered into a $50,000 (all of which was outstanding at December 31, 1998) loan and security agreement with NTFC to finance the purchase of certain equipment from Northern Telecom, Inc. Amounts borrowed under the agreement bear interest at LIBOR plus 3.5% and will be repaid in twenty quarterly installments beginning in March 1999. The loan is secured by the equipment purchased with the proceeds and subject to certain debt covenants.

SIEMENS TELECOM NETWORKS (SIEMENS) AGREEMENT

     In September 1996, the Company entered into a loan and security agreement with Siemens. Under the terms of the agreement, Siemens will loan up to $226,000 to the Company for the purchase and installation of telecommunications switching and related equipment. At December 31, 1998, $116,000 was available to the Company and $9,463 was outstanding. Amounts borrowed under the agreement initially bear interest at LIBOR plus 4.5% and are secured by the equipment. Such interest decreases to LIBOR plus 3.5% at the time each initial loan is converted to a term loan, which conversion occurs at the first calendar quarter following the initial loan. Amounts borrowed under the agreement will be repaid in twenty-four quarterly installments beginning five quarters after the initial loan is converted to a term loan. The loan is subject to certain debt covenants.

                          GST TELECOMMUNICATIONS, INC.

SENIOR DISCOUNT NOTES AND CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES

     In December 1995, the Company issued approximately $160,000 in 13.875% senior discount notes (the Senior Notes) and $20,000 in 13.875% convertible senior subordinated discount notes (the Convertible Notes) maturing on December 15, 2005 (together the Notes). The Notes were sold at a substantial discount and there is no accrual of cash interest prior to December 15, 2000 or payment of interest until June 15, 2001. The Notes accrete to a total principal amount, due December 15, 2005, of approximately $351,300 by December 15, 2000. The Senior Notes rank in right of payment with all unsubordinated indebtedness of the Company while the Convertible Notes are junior to all senior Company debt.

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

SENIOR SUBORDINATED ACCRUAL NOTES

     In November and December 1997, the Company issued $144,000 in 12.75% senior subordinated accrual notes (the Accrual Notes). Cash interest on the Accrual Notes will not be paid until May 15, 2003. The Accrual Notes are subordinated to all senior indebtedness, including the Notes.

     The Accrual Notes are redeemable at the option of the Company, in whole or in part, after November 15, 2002. Prior to November 15, 2000, up to one-third of the aggregate principal amount of the Accrual Notes may be redeemed by the Company from the proceeds of one or more sales of the Company's common shares. The Accrual Notes are subject to certain debt covenants.

DEBT COVENANTS AND CLASSIFICATION OF LONG TERM DEBT

     In November 1998, the Company informed the Trustee who represents the holders of the Senior Secured Notes, the Senior Secured Discount Notes, the Senior Notes, the Convertible Notes and the Accrual Notes that it may have violated certain technical covenants contained in the indentures related to each of the aforementioned debt issuances. In February 1999, the Trustee informed the note holders of the potential violations. The note holders have not declared a default, as defined within the indentures of each of the notes. The Company has classified the related debt obligations as non-current in the accompanying consolidated balance sheets as management believes it is probable that, in the event the note holders declare a default, the Company would be able to take corrective actions to cure, within the prescribed grace period, those technical violations deemed objectively-determinable.

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

     In February 1997, the Company consummated a $50,000 private placement of 500 Redeemable Preference Shares. The Redeemable Preference Shares do not pay dividends in cash, except to the extent such dividends are paid on Common Shares. In addition, the liquidation, conversion and redemption prices of the Redeemable Preference Shares accrete semiannually at a rate of 11.875%.

                          GST TELECOMMUNICATIONS, INC.

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

     In the event the Company is prevented from paying the redemption price for Redeemable Preference Shares in cash and any holder of Redeemable Preference Shares does not exercise such conversion option, the Company has the option of extending the Mandatory Redemption Date to August 28, 2007. The Company has the option of redeeming the Redeemable Preference Shares at any time after February, 2000 in cash at a redemption price per Redeemable Preference Share equal to the number of Common Shares into which such Redeemable Preference Share is then convertible multiplied by the price at which such Redeemable Preference Share would become subject to mandatory conversion.

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

(7) SHAREHOLDERS' (DEFICIT) EQUITY

STOCK-BASED COMPENSATION

     The Company has six stock-based compensation plans, which are described below. The Company follows SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with SFAS 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost is generally not recognized for options awarded in the 1995, 1996 and 1997 Stock Incentive Plans, the Employee Stock Purchase Plan and fixed stock option awards under the Senior Operating and Executive Officer Stock Option Plans. Compensation cost recognized in the statements of operations for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996 totaled $(357), $149, $9,747 and $666, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions for options granted during the year ended December 31, 1998, the three-month period ended December 31, 1997 and for the years ended September 30, 1997 and 1996 are as follows:

                                                                   OPTION AWARDS
                                                           ------------------------------
                                                           DECEMBER 31,    SEPTEMBER 30,
                                                           ------------    --------------
                                                           1998    1997    1997     1996
                                                           ----    ----    -----    -----
Expected volatility......................................   62%     58%      56%      60%
Risk free interest rate..................................  5.2%    5.4%     6.3%     6.1%
Expected life (in years).................................  3.5     3.5      3.5      3.5

                          GST TELECOMMUNICATIONS, INC.

                                                            EMPLOYEE STOCK PURCHASE PLAN
                                                           ------------------------------
                                                           DECEMBER 31,    SEPTEMBER 30,
                                                           ------------    --------------
                                                           1998    1997    1997     1996
                                                           ----    ----    -----    -----
Expected volatility......................................   62%     58%      56%      60%
Risk free interest rate..................................  4.8%    5.3%     5.4%     5.3%
Expected life (in years).................................   .5      .5       .5       .5

     The weighted average fair value of stock awards granted under the various plans are as follows:

                                                            THREE-MONTH       YEAR ENDED
                                             YEAR ENDED     PERIOD ENDED    SEPTEMBER 30,
                                            DECEMBER 31,    DECEMBER 31,    --------------
                                                1998            1997        1997     1996
                                            ------------    ------------    -----    -----
Stock option awards.......................     $6.50           $6.17        $4.68    $4.71
Employee stock purchase plan..............      2.16            1.81         1.81     2.85

     Had compensation cost for the Company's six stock-based compensation plans been determined pursuant SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                     THREE-MONTH          YEAR ENDED
                                      YEAR ENDED     PERIOD ENDED        SEPTEMBER 30,
                                     DECEMBER 31,    DECEMBER 31,    ---------------------
                                         1998            1997          1997         1996
                                     ------------    ------------    ---------    --------
Net loss:
  As reported......................   $(154,690)       $(39,593)     $(113,338)   $(60,378)
  Pro forma........................    (163,078)        (41,342)      (116,214)    (61,949)
Net loss per share, basic and
  diluted:
  As reported......................   $   (4.52)       $  (1.39)     $   (4.71)      (3.18)
  Pro forma........................       (4.75)          (1.44)         (4.82)      (3.24)

     Pro forma net loss reflects only options granted since October 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to September 30, 1995 is not considered.

STOCK OPTION AWARDS

     Under the 1995, 1996 and 1997 Stock Option Plans (the Plans), the Company has authorized the issuance of 1,750,000, 1,000,000 and 1,000,000 common shares, respectively. The Plans provide for the granting of incentive stock options and non-statutory stock options to employees, officers and employee directors and consultants at an exercise price no less that 100% of the market value on the last trading day prior to the date of grant. The options have a maximum term of five years and become exercisable at such times and in such installments, for each individual option, as determined by the Board of Directors; however, no option vests until at least six months after the date of grant.

     In addition, the Company grants fixed option awards under the 1996 Senior Operating Officer Stock Option Plan (Operating Officer Plan). These options have a term of five years and become exercisable at such time and in such installments for each individual option, as determined by the Board of Directors.

     Under the Operating Officer Plan and the 1996 Senior Executive Officer Stock Option Plan (Executive Plan), the Company may grant stock options to purchase up to 900,000 and 600,000 common shares, respectively, to selected individuals. Vesting for certain performance-based awards is based upon the

                          GST TELECOMMUNICATIONS, INC.

achievement of certain Company operating and common share price milestones. The options have a maximum term of six years.

     A summary of the status of the Company's fixed and performance-based stock option awards as of December 31, 1998 and 1997 and September 30, 1997 and 1996 and the changes during the period and years ended on those dates is presented below:

                                                               STOCK OPTIONS AWARDS
                                                              ----------------------
                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            EXERCISE
                                                                SHARES       PRICE
                                                              ----------    --------
Outstanding at September 30, 1995...........................   1,605,553     $5.81
Granted.....................................................   1,563,373      9.43
Exercised...................................................     (67,500)     4.33
Canceled....................................................     (40,221)     6.54
                                                              ----------
Outstanding at September 30, 1996...........................   3,061,205      7.68
Granted.....................................................   1,490,000      9.91
Exercised...................................................    (643,016)     5.15
Canceled....................................................     (83,655)     8.89
                                                              ----------
Outstanding at September 30, 1997...........................   3,824,534      8.95
Granted.....................................................     175,000     10.29
Exercised...................................................    (158,209)     7.00
Canceled....................................................    (236,218)    10.94
                                                              ----------
Outstanding at December 31, 1997............................   3,605,107      8.97
Granted.....................................................   2,927,357     11.02
Exercised...................................................    (429,350)     7.58
Canceled....................................................  (1,807,987)    12.20
                                                              ----------
Outstanding at December 31, 1998............................   4,295,127      9.15
                                                              ==========
Number of options exercisable at end of period..............   1,413,134     $8.14
                                                              ==========

     The following table summarizes information about stock options outstanding at December 31, 1998:

                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
------------------------------------------------------   ----------------------
                                 WEIGHTED
                                  AVERAGE     WEIGHTED                 WEIGHTED
                    NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
   RANGE OF        OF SHARES    CONTRACTUAL   EXERCISE    OF SHARES    EXERCISE
EXERCISE PRICES   OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------   -----------   -----------   --------   -----------   --------
$ 3.00 -  5.99        93,510      .2 years     $ 5.00       92,472      $5.00
  6.00 -  8.99     1,899,739     3.2 years       7.01      695,295       6.90
  9.00 - 11.99     1,812,800     3.6 years      10.09      625,367       9.98
 12.00 - 15.00       489,078     3.5 years      14.77           --         --

     On December 14, 1998, options to purchase 1,197,830 shares were repriced from prices ranging between $8.25 and $15.00 per share, to $7.15 per share. The vesting terms for the repriced options were extended from three to four years from the original date of grant. Options for directors, officers and key executives were not repriced.

                          GST TELECOMMUNICATIONS, INC.

EMPLOYEE STOCK PURCHASE PLAN

     Under the 1996 Employee Stock Purchase Plan (the Purchase Plan), the Company has authorized the issuance of 500,000 common shares which allows eligible employees of the Company to purchase common shares of the Company at 85% of the market value on the date of grant. Employees who own 5% or more of the voting rights of the Company's outstanding common shares may not participate in the Purchase Plan. Employees purchased 220,843, 75,198, 62,993 and 13,558 shares under the purchase plan during the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

WARRANTS OUTSTANDING

     Warrants outstanding and exercisable at December 31, 1998:

  NUMBER OF
COMMON SHARES
  ISSUABLE      EXERCISE PRICE   EXPIRATION DATE
-------------   --------------   ---------------
    50,000          $10.00         April 1999
    75,000           12.61       September 1999
   300,000            6.75       September 2000

     The 50,000 warrants expiring in April 1999 were granted in conjunction with a private placement of common shares during 1994. The 75,000 warrants expiring in September 1999 were granted to Tomen in conjunction with the Tomen financing agreements. The 300,000 warrants expiring in September 2000 were granted to a director of the Company.

DIVIDEND RESTRICTIONS

     The indentures related to the Secured Notes, the Senior Secured Discount Notes, the Notes and the Accrual Notes prohibit the payment of dividends.

(8) INCOME TAXES

     The provision for income taxes differs from the amount computed by applying the Canadian statutory income tax rate to net income before taxes for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996 as follows:

                                            DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,    SEPTEMBER
                                                1998            1997            1997           1996
                                            ------------    ------------    -------------    ---------
Computed expected income tax expense
  (benefit) at Canadian statutory rate....      (39)%           (39)%            (39)%          (39)%
Expected state/province income tax expense
  (benefit)...............................       (5)             (4)              (4)            (4)
Increase in valuation allowance...........       41              37               30             21
Amortization of goodwill..................        1               1                1              1
Effect of difference in United States
  statutory rate..........................        5               5                5              5
Effect of acquisition of new
  subsidiaries............................        1              --                2             10
Non-deductible interest...................       --               2                2              2
Other.....................................       (4)             --                4              4
                                                ---             ---              ---            ---
Income tax expense........................       --%              2%               1%            --%
                                                ===             ===              ===            ===

                          GST TELECOMMUNICATIONS, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
Deferred tax assets:
  United States Federal and state net operating loss
     carryforwards..........................................  $  76,241    $ 47,550
  Canadian net operating loss carryforwards.................     15,975       5,001
  Non-deductible interest...................................     39,199      18,365
  Canadian non-deductible interest..........................      5,269       2,859
  Canadian capital loss carryforward........................        128         128
  Other.....................................................      3,361       4,528
                                                              ---------    --------
     Total gross deferred tax assets........................    140,173      78,431
  Less valuation allowance..................................   (129,757)    (67,970)
                                                              ---------    --------
     Total deferred tax assets..............................     10,416      10,461
                                                              ---------    --------
Deferred tax liabilities:
  Furniture, fixtures and equipment, due to differences in
     depreciation...........................................      6,217       5,398
  Capitalized software/intangibles..........................      4,199       5,498
                                                              ---------    --------
     Total gross deferred tax liabilities...................     10,416      10,896
                                                              ---------    --------
     Net deferred tax liabilities...........................  $      --    $   (435)
                                                              =========    ========

     The valuation allowance for deferred tax assets as of October 1, 1995 was $6,734. The net change in total valuation allowance for the year ended December 31, 1998, the three-month period ended December 31, 1997 and for the years ended September 30, 1997 and 1996 was an increase of $61,787, $14,490, $34,051 and
$12,695, respectively.

     The Company has non-capital losses for income tax purposes of approximately $35,501 available to reduce Canadian taxable income of future years, expiring as follows:

1999...............................................  $ 2,043
2000...............................................       --
2001...............................................    1,574
2002...............................................    1,877
2003...............................................    3,079
2004...............................................    2,909
2005...............................................   24,019
                                                     -------
                                                     $35,501
                                                     =======

     Based on a history of recurring losses, it is questionable whether the Company will be allowed to utilize these Canadian losses if the tax authority determines that the Company has no reasonable expectation of profit. As of December 31, 1998, the Company also has a Canadian net capital loss carryforward of $280. Net capital losses can be carried forward indefinitely but can only be utilized to offset taxable capital gains.

                          GST TELECOMMUNICATIONS, INC.

     The Company has net operating losses for income tax purposes of approximately $208,923 available to reduce United States taxable income of future years, expiring as follows:

2006..............................................  $    405
2007..............................................       537
2008..............................................     2,800
2009..............................................     5,020
2010..............................................    36,922
2011..............................................    64,283
2017..............................................    36,621
2018..............................................    62,335
                                                    --------
                                                    $208,923
                                                    ========

     Approximately 58% of these net operating losses may be utilized for state income tax purposes.

     For United States income tax purposes, utilization of net operating losses may be subject to limitation in the event of certain substantial stock ownership changes pursuant to IRC Section 382 and referred to hereinafter as an ownership change. An ownership change would limit the utilization of any net operating losses incurred prior to the change in ownership date. The Company has completed an analysis under IRC Section 382 and has determined that no ownership change has occurred.

(9) LEASES

     The Company is obligated under capital lease agreements for equipment and network facilities which expire at various dates during the next twenty years. Certain of these agreements contain clauses which allow the lessor to cancel the agreement upon twelve-month written notice. However, the Company believes that the likelihood of such clauses being exercised is remote. Gross amounts of assets and related accumulated amortization recorded under capital leases were as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Network facilities and equipment.......................  $ 33,540    $ 27,003
Less accumulated amortization..........................    (9,307)     (6,408)
                                                         --------    --------
                                                         $ 24,233    $ 20,595
                                                         ========    ========

     Amortization of assets held under capital leases is included in depreciation expense.

     The Company also has noncancelable operating leases, primarily for facilities, which expire over the next five years. Rental expense under operating leases was $6,281, $1,114, $3,385, and $1,501 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

                          GST TELECOMMUNICATIONS, INC.

     Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are:

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
Year ending December 31:
1999.....................................................  $10,661     $ 5,369
2000.....................................................    7,430       4,298
2001.....................................................    4,043       3,540
2002.....................................................    3,476       3,422
2003.....................................................    3,229       3,217
Thereafter...............................................   12,578       9,418
                                                           -------     -------
     Total minimum lease payments........................   41,417     $29,264
                                                           -------     =======
Less amounts representing interest (at rates ranging from
  9% to 17%).............................................   16,027
                                                           -------
Net minimum lease payments...............................   25,390
Less current portion of obligations under capital
  leases.................................................    5,649
                                                           -------
Obligations under capital leases, excluding current
  portion................................................  $19,741
                                                           =======

(10) COMMITMENTS AND CONTINGENCIES

PENSION AND PROFIT SHARING PLANS

     In 1995, the Company adopted a defined contribution 401(k) plan (the Plan). Employees are eligible to participate in the Plan upon commencement of service. Participants may defer up to 15% of eligible compensation. Currently, the Company does not provide matching contributions for the Plan.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with key members of management. These agreements provide for certain payments in the event of death, disability and change of control. The agreements also contain covenants not to compete.

CONSTRUCTION CONTRACTS

     The Company has entered into an agreement to jointly construct a longhaul fiber and conduit network system. Pursuant to the agreement, the Company is committed to pay approximately $50,000 in construction costs during 1999. The Company is party to various other construction contracts arising in the ordinary course of business

(11) LEGAL PROCEEDINGS

(a) GLOBAL AND CURRENT AND FORMER OFFICERS AND DIRECTORS

     On October 20, 1998, the Company and GST Telecom, filed a Complaint in the Superior Court of California, County of Santa Clara, against Global and six current and former GST officers and directors (the Defendants). The Complaint includes claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity. The

                          GST TELECOMMUNICATIONS, INC.

complaint seeks an accounting, a constructive trust, and restitution of GST's interest in the opportunity and also seeks unspecified exemplary and punitive damages and attorneys' fees.

     On December 23, 1998, Defendants filed a motion to stay or dismiss the action on grounds of inconvenient forum, and four of the individual defendants filed a motion to dismiss the action for lack of personal jurisdiction. The Superior Court granted Defendants' motion to stay the proceedings on February 5, 1999, and GST and GST Telecom filed a notice of appeal on February 9, 1999.

     On January 27, 1999, Global and GST Mextel, Inc. ("Mextel") filed a Complaint in the Supreme Court of British Columbia, against GST and GST Telecom. The Complaint, which arises from the same matters for which GST and GST Telecom brought such against Global et al. in the Superior Court of California, includes claims for declaratory and injunctive relief and unspecified general and special damages. The Company denies liability, and will vigorously dispute the allegations in the Complaint.

     On January 28, 1999, five current or former GST officers or directors filed a Complaint in the Supreme Court of British Columbia against the Company, GST Telecom and four current GST directors. The Complaint, which arises from the same matters for which GST and GST Telecom brought such against Global, et al, in the Superior Court of California, includes claims for oppression and declaratory relief, and seeks unspecified actual and punitive damages, cost, and attorneys' fees. The Company and its directors deny liability, and will vigorously dispute the allegations in the Complaint.

(b) DIRECTOR AND FORMER COUNSEL

     On December 16, 1998, GST, GST USA, Inc. (GST USA) and GST Telecom filed a Complaint in the United States District Court, Southern District of New York, against a current director and a law firm which previously represented the Company as general counsel. The Complaint includes claims for professional negligence, breach of fiduciary duty, and breach of contract, and seeks compensatory damages and attorneys' fees.

     On February 12, 1999, the current director filed his Answer to the Complaint. The law firm filed its Answer and Counterclaims to the Complaint on February 17, 1999. The law firm counterclaimed against GST, GST USA and GST Telecom for breach of contract, unjust enrichment, quantum meruit, and "account stated," based on invoices submitted to GST of approximately $250. No trial date has been set.

(c) FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     On January 25, 1999, the Company's former Chairman and Chief Executive Officer, filed a Complaint in the Superior Court of Washington, King County, against GST, GST USA and GST Telecom. The Complaint, which relates to the circumstances under which the former Chairman and Chief Executive Officer ceased to serve as an officer and director of GST, includes claims for breach of employment agreement, breach of the covenant of good faith and fair dealing, violation of wage statutes, and indemnity.

     On February 23, 1999, the Company answered by denying all liability and filed counterclaims against the former Chairman and Chief Executive Officer, Global and five other current or former officers and directors for liability with respect to the matters leading to the termination of the former Chairman and Chief Executive Officer's employment. In particular, GST seeks recovery under Washington law for matters described in note 11(a), above, as well as for breaches committed with respect to the wrongful use of GST funds for the purchase of telecommunications licenses.

(d) FORMER TREASURER

     On February 9, 1999, the Company filed a Complaint in the Superior Court for the State of Washington, Clark County, against the former treasurer of the Company. The Complaint is based on alleged misconduct

                          GST TELECOMMUNICATIONS, INC.

and includes claims for fraud, breach of fiduciary duty, unjust enrichment, and unfair business practices, and seeks an accounting, imposition of a constructive trust, compensatory damages, costs of suit, attorneys' fees, and treble damages. In particular, the Complaint seeks relief based on misuse of insider information in the purchase of stock, wrongful disbursements to third parties, and involvement in a fraudulent release of stock from escrow. The defendant has not yet responded to the Complaint.

     Pursuant to the guidance set forth in SFAS 5, Accounting for Contingencies, the Company has accrued certain loss provisions related to the legal proceedings detailed above. In the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

(12) RELATED PARTY TRANSACTIONS

MAGNACOM WIRELESS, LLC (MAGNACOM)

     In 1996, the Company and Magnacom, a company owned by the Company's former Chairman and Chief Executive Officer, entered into a reseller agreement pursuant to which (i) the Company was to become a reseller of PCS services in markets in which Magnacom had obtained FCC licenses and (ii) Magnacom was to use the Company to provide switched local and long distance services in markets where the Company had operational networks. Pursuant to such agreement, the Company paid Magnacom $200, $0, $8,403 and $5,997 during the year ended December 31, 1998, the three months ended December 31, 1997, and the years ended September 30, 1997 and 1996, respectively. In addition, the Company made operating advances to Magnacom of $925, $91 and $52 during the year ended December 31, 1998, the three months ended December 31, 1997 and the year ended September 30, 1997, respectively.

     In October 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, the Company wrote-off all amounts previously paid to Magnacom in the third quarter of 1998. The total write-off of approximately $15,668 is included in special charges in the accompanying consolidated statement of operations for the year ending December 31, 1998. The transactions with Magnacom form the basis for certain of the legal proceedings described in notes 11(b), 11(c) and 11(d).

PACWEST NETWORK, INC. (PNI)

     The operations of the Company's Hawaiian microware network require the use of radio licenses from the FCC. Such licenses are owned by PNI, a company controlled by the Company's former Chairman and Chief Executive Officer. Under agreements between the Company and PNI, (1) the Company pays a monthly fee to PNI to utilize PNI's licenses for its communications traffic and (2) PNI pays an equal monthly fee to the Company for the right to utilize the Company's facilities for other communications traffic using up to 10% of PNI's license capacity.

GLOBAL

     In a series of transactions during the third and fourth quarters of 1996, the Company acquired 3,600,000 shares of Canadian Programming Concepts, Inc.
(CPC), a Canadian corporation which is publicly traded on the Vancouver Stock Exchange, for consideration of $3,659. CPC's name was subsequently changed to Global. The Company's shares constitute approximately 19% of Global's total outstanding shares at December 31, 1998. Global owes the Company $456 at December 31, 1998 for reimbursement of expenses made by the Company on behalf of Global. As noted in note 11(a), the Company is currently in litigation with Global.

                          GST TELECOMMUNICATIONS, INC.

TOMEN

     Under the Tomen facility, Tomen has the right to act as procurement agent for each network project it finances. The Company has purchased equipment through Tomen at competitive prices. Additionally, an up front fee of 1.50% of the aggregate principal amount of each project loan advanced and a commitment fee of .50% per annum on the unused portion of each project loan is payable to Tomen.

     Pursuant to the Tomen agreements, Tomen has purchased 1,586,595 shares of common stock for total cash consideration of $10,400 and holds a warrant to purchase an additional 75,000 shares of common stock at $12.61 per share, expiring in September 1999.

OTHER

     The Company paid approximately $1,929, $104, $2,066 and $2,264 in legal fees during the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively, to a law firm having a member who is a director of the Company. As noted in note 11(b), the Company is currently in litigation with both the director and the related law firm.

     Prior to June 1997, the Company's former Chairman and Chief Executive Officer served as a paid consultant to Tomen. Additionally, Pacwest received a fee equal to 1% of the aggregate debt and equity financing provided by Tomen to the Company through October 1997. Such fees incurred by the Company totaled $437 and $195 during the years ended September 30, 1997 and 1996.

(13) SEGMENTS

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. As an integrated communications provider, the Company has one reportable operating segment. While the Company's chief decision-makers monitor the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common network and facilities. This allows the Company to leverage its network costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-makers do, however, monitor revenue streams at a more detailed level than those depicted in the Company's historical general purpose financial statements. The following table presents revenues by service type:

                                                               THREE-MONTH         YEAR ENDED
                                                YEAR ENDED     PERIOD ENDED       SEPTEMBER 30,
                                               DECEMBER 31,    DECEMBER 31,    -------------------
                                                   1998            1997          1997       1996
                                               ------------    ------------    --------    -------
Local services...............................    $ 48,859        $ 7,034       $ 16,993    $ 3,934
Long distance services.......................      65,701         12,609         44,981     17,205
Data services................................       8,770          1,100          2,000         --
Internet services............................       8,404          1,013          3,006      1,311
Longhaul services............................      23,499          4,883         12,057      9,068
Product......................................       4,708          8,706         23,374      9,573
Other........................................       3,376            913          3,556        208
                                                 --------        -------       --------    -------
Total revenue................................    $163,317        $36,258       $105,967    $41,299
                                                 ========        =======       ========    =======

     Substantially all of the Company's revenue is attributable to customers in the United States. Additionally, all significant operating assets are located within the United States.

                          GST TELECOMMUNICATIONS, INC.

(14) SPECIAL CHARGES

     Special charges for the year ended December 31, 1998 consist of (i) a $15,668 write-off of amounts paid to Magnacom (see note 12), (ii) $13,799 in charges for abandoned and impaired projects resulting from a change in the Company's strategic direction to focus on its core, domestic-based business, and
(iii) $1,113 in costs related primarily to the severance of former members of management. Of such items, only the severance costs are accrued on the Company's balance sheet at December 31, 1998, and the Company expects that such costs will be paid out in the first quarter of 1999.

     Special charges for the year ended September 30, 1997 relate to a $7,445 non-cash compensation charge incurred when 750,000 common shares were released from escrow to former members of management. This transaction is part of the litigation described in note 11(d).

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximate fair values due to the short term maturities of those instruments. The carrying amounts for current and non-current restricted investments approximate fair value due to the composition of such investments and the related maturities. The carrying amount of unrestricted investments is based upon fair value as determined by quoted market prices.

     The following table details the carrying amounts and estimated fair values of long-term debt and redeemable preference shares (the financial instruments for which carrying value and estimated fair value differ at December 31, 1998):

                                                               DECEMBER 31, 1998
                                                              --------------------
                                                              CARRYING      FAIR
                                                               AMOUNT      VALUE
                                                              --------    --------
Long-term debt:
  Senior secured notes, 13.25%..............................  $265,000    $273,933
  Senior secured discount notes, 10.5%......................   320,997     239,555
  Senior discount notes, 13.875%............................   240,304     228,415
  Convertible senior subordinated Discount notes, 13.875%...    29,884      28,406
  Senior subordinated accrual notes, 12.75%.................   144,000     133,920
Redeemable preference shares, 11.875%.......................    61,741      54,950

     The fair value of publicly traded long-term debt is estimated based on quoted market prices. For substantially all other long-term debt, carrying amounts approximate fair values as incremental borrowings available to the Company are at similar rates and terms. The fair value of redeemable preference shares is estimated based upon rates available to the Company for redeemable preferred equity with similar maturities and features.

     Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly impact the estimates.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
GST Telecommunications, Inc.:

Under date of March 1, 1999, we reported on the consolidated balance sheets of GST Telecommunications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for the year ended December 31, 1998, the three-month period ended December 31, 1997, and for each of the years in the two-year period ended September 30, 1997, which are included in the annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                            /s/ KPMG PEAT MARWICK LLP

Portland, Oregon
March 1, 1999

                          GST TELECOMMUNICATIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT      CHARGED      WRITTEN OFF    BALANCE AT
                                                  BEGINNING     TO BAD DEBT      AGAINST         END
ALLOWANCE FOR DOUBTFUL ACCOUNTS                   OF PERIOD       EXPENSE        EXPENSE      OF PERIOD
-------------------------------                   ----------    -----------    -----------    ----------
Year ended December 31, 1998....................    3,956          4,776          3,250         5,482
Three months ended December 31, 1997............    3,582          1,541          1,167         3,956
Year ended September 30, 1997...................    1,264          5,737          3,419         3,582
Year ended September 30, 1996...................    1,402          1,809          1,947         1,264

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 12th day of March, 1999.

                                          GST TELECOMMUNICATIONS, INC.

                                          By:     /s/ ROBERT A. FERCHAT
                                            ------------------------------------
                                                     Robert A. Ferchat,
                                                   Chairman of the Board

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Ferchat, Joseph A. Basile, and Daniel Trampush his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

            /s/ ROBERT A. FERCHAT                Chairman of the Board and Director    March 12, 1999
---------------------------------------------
             (Robert A. Ferchat)

            /s/ JOSEPH A. BASILE                 President, Chief Executive Officer    March 12, 1999
---------------------------------------------      (Principal Executive Officer)
             (Joseph A. Basile)                    and Director

           /s/ DANIEL L. TRAMPUSH                Senior Vice President and Chief       March 12, 1999
---------------------------------------------      Financial Officer (Principal
            (Daniel L. Trampush)                   Financial Officer)

            /s/ MICHAEL R. VESTAL                Treasurer (Principal Accounting       March 12, 1999
---------------------------------------------      Officer)
             (Michael R. Vestal)

            /s/ JACK G. ARMSTRONG                Director                              March 12, 1999
---------------------------------------------
             (Jack G. Armstrong)

             /s/ MITSUHIRO NAOE                  Director                              March 12, 1999
---------------------------------------------
              (Mitsuhiro Naoe)

           /s/ JOSEPH G. FOGG, III               Director                              March 12, 1999
---------------------------------------------
            (Joseph G. Fogg, III)

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

                                                 Director
---------------------------------------------
               (Stephen Irwin)

                                                 Director
---------------------------------------------
             (Peter E. Legault)

             /s/ A. ROY MEGARRY                  Director                              March 12, 1999
---------------------------------------------
              (A. Roy Megarry)

The Company's Authorized
Representative
in the United States

           /s/ DANIEL L. TRAMPUSH
---------------------------------------------
             Daniel L. Trampush