Form 10-Q
period 1999-03-31
GST TELECOMMUNICATIONS INC
filed 1999-05-17
CIK 911522

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 1-12866
                                                -------

                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


          Canada                                           Not Applicable
----------------------------------                  ----------------------------
(State or Other Jurisdiction                        (IRS Employer Identification
 of Incorporation or Organization)                            Number)


     4001 Main Street, Vancouver, WA                                    98663
-------------------------------------                                 ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100
                                                    --------------

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 12, 1999, there were outstanding 37,390,815 Common Shares, without par value, of the Registrant.

                         GST TELECOMMUNICATIONS, INC.

                                    INDEX

                                                                         PAGE(S)
                                                                         -------
                         PART I: FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Condensed Balance Sheets - March 31,
          1999 and December 31, 1998                                          2

          Consolidated Condensed Statements of Operations
          - Three Months Ended March 31, 1999 and
          1998                                                                3

          Consolidated Condensed Statements of Cash Flows
          - Three Months Ended March 31, 1999 and 1998                        4

          Notes to Consolidated Condensed Financial
          Statements                                                        5-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              7-12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         13


                         PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                               14-16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   16

SIGNATURES                                                                   17


                          GST Telecommunications, Inc.
                       Consolidated Condensed Balance Sheets
                                (In thousands)


ASSETS                                                         MARCH 31, 1999         DECEMBER 31, 1998
                                                             ------------------       -----------------
Current assets:
  Cash and cash equivalents                                  $          50,035       $         86,070
  Restricted investments                                                34,681                 34,107
  Accounts receivable, net                                              39,037                 32,935
  Investments                                                           16,246                 16,246
  Inventory, net                                                         1,554                  1,485
  Prepaid and other current assets                                      19,506                 11,454
                                                             ------------------      -----------------

         Total current assets                                          161,059                182,297
                                                             ------------------      -----------------

Restricted investments                                                 185,571                247,257

Property and equipment                                                 754,806                678,374
  less accumulated depreciation                                        (74,266)               (62,522)
                                                             ------------------      -----------------
                                                                       680,540                615,852

Other assets                                                           145,803                145,906
  less accumulated amortization                                        (45,583)               (40,029)
                                                             ------------------      -----------------

                                                                       100,220                105,877
                                                             ------------------      -----------------

         Total assets                                        $       1,127,390       $      1,151,283
                                                             ------------------      -----------------
                                                             ------------------      -----------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                           $          22,839       $         26,411
  Accrued expenses                                                      42,347                 37,445
  Deferred revenue                                                       7,864                  6,030
  Current portion of capital lease obligations                           5,271                  5,649
  Current portion of long-term debt                                     13,225                 13,417
                                                             ------------------      -----------------

         Total current liabilities                                      91,546                 88,952
                                                             ------------------      -----------------

Other liabilities                                                       26,566                 21,377
Capital lease obligations, less current portion                         18,934                 19,741
Long-term debt, less current portion                                 1,109,280              1,092,959

Redeemable preference shares                                            61,741                 61,741

Shareholders' deficit:
  Common shares                                                        240,289                234,267
  Accumulated deficit                                                 (437,166)              (383,954)
  Accumulated other comprehensive income                                16,200                 16,200
                                                             ------------------      -----------------

                                                                      (180,677)              (133,487)
                                                             ------------------      -----------------

         Total liabilities and shareholders' deficit         $       1,127,390       $      1,151,283
                                                             ------------------      -----------------
                                                             ------------------      -----------------

     See notes to consolidated condensed financial statements.

                           GST Telecommunications, Inc.
                    Consolidated Condensed Statements of Operations
                  (In thousands, except share and per share amounts)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                          --------------------------------------
                                                                1999                 1998
                                                          -----------------     ----------------
Revenues:
     Telecommunications services                          $         48,724      $        29,180
     Construction, facility sales and other                          5,876                  ---
     Product                                                         1,082                  864
                                                          ----------------      ---------------

         Total revenues                                             55,682               30,044
                                                          ----------------      ---------------

Operating costs and expenses:
     Network expenses                                               31,699               21,128
     Facilities administration and maintenance                       5,135                3,955
     Cost of construction revenues                                   2,514                  ---
     Cost of product revenues                                          695                  689
     Selling, general and administrative                            27,275               20,410
     Depreciation and amortization                                  16,978                8,669
                                                          ----------------      ---------------

         Total operating costs and expenses                         84,296               54,851
                                                          ----------------      ---------------

         Loss from operations                                      (28,614)             (24,807)
                                                          ----------------      ---------------

Other expenses (income):
    Interest income                                                 (3,861)              (4,935)
    Interest expense, net of amounts capitalized                    28,260               21,275
    Gain on sale of subsidiary shares                                  ---              (61,266)
    Other                                                              199                  657
                                                          ----------------      ---------------

                                                                    24,598              (44,269)
                                                          ----------------      ---------------

         (Loss) income before income taxes                         (53,212)              19,462

Income tax expense                                                     ---                  ---
                                                          ----------------      ---------------

Net (loss) income                                         $        (53,212)     $        19,462
                                                          ----------------      ---------------
                                                          ----------------      ---------------

Net (loss) income per share:
         Basic                                            $          (1.46)     $          0.56
                                                          ----------------      ---------------
                                                          ----------------      ---------------
         Diluted                                          $          (1.46)     $          0.44
                                                          ----------------      ---------------
                                                          ----------------      ---------------

Weighted average shares outstanding:
         Basic                                                  36,461,055           35,035,130
                                                          ----------------      ---------------
                                                          ----------------      ---------------
         Diluted                                                36,461,055           44,714,589
                                                          ----------------      ---------------
                                                          ----------------      ---------------

See notes to consolidated condensed financial statements.

                           GST Telecommunications, Inc.
                   Consolidated Condensed Statements of Cash Flows
                                 (In thousands)

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                              -----------------------------------
                                                                  1999                 1998
                                                              --------------      ---------------
Operations:
     Net (loss) income                                        $     (53,212)      $        19,462
     Adjustments to reconcile net loss to net cash
       used in operations:
         Depreciation and amortization                               18,398                 9,990
         Accretion and accrual of interest                           17,983                 9,782
         Non-cash stock compensation and other expense                  156                   943
         Loss (gain) on disposal of assets                              359                  (221)
         Equity in losses of investments and joint                      ---                   593
           venture
         Gain on sale of subsidiary shares                              ---               (61,266)
         Changes in non-cash operating working capital:
              Accounts receivable, net                               (6,102)               (2,788)
              Inventory                                                 (69)                 (190)
              Prepaid, other current and other assets,               (8,052)                1,828
                net
              Accounts payable and accrued liabilities                4,912                12,387
              Deferred revenue                                        1,834                 1,310
                                                              --------------      ----------------
                  Cash used in operations                           (23,793)               (8,170)
                                                              --------------      ----------------

Investments:
     Acquisition of subsidiaries, net of cash acquired                  ---               (12,418)
     Purchase of property and equipment                             (75,908)              (39,214)
     Proceeds from sale of property and equipment                       ---                   772
     Purchase of other assets                                          (139)                  (90)
     Change in investments restricted for the
       purchase of property and equipment                            61,897                 8,011
     Proceeds from the sale of subsidiary shares, net                   ---                85,048
     Cash disposed of in sale of subsidiary                             ---                (5,252)
                                                              --------------      ----------------
                  Cash (used in) provided by
                    investing activities                            (14,150)               36,857
                                                              --------------      ----------------

Financing:
     Proceeds from long-term debt                                       316                   ---
     Principal payments on long-term debt and capital                (2,715)               (2,473)
       leases
     Issuance of common shares, net of issuance costs                 5,092                14,914
     Deferred debt financing costs                                      ---                (1,519)
     Change in investments restricted to finance
       interest payments                                               (785)                1,242
                                                              --------------      ----------------
                  Cash provided by financing activities               1,908                12,164
                                                              --------------      ----------------
                  (Decrease) increase in cash and cash
                    equivalents                                     (36,035)               40,851

Cash and cash equivalents, beginning of period                       86,070               199,053
                                                              --------------      ----------------

Cash and cash equivalents, end of period                      $      50,035       $       239,904
                                                              --------------      ----------------
                                                              --------------      ----------------

See notes to consolidated condensed financial statements.

                          GST TELECOMMUNICATIONS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 1998 as included in the Company's annual report on Form 10-K.

2.       BASIC AND DILUTED NET LOSS PER SHARE

         For the three months ended March 31, 1999, common stock equivalents were antidilutive and were not included in diluted weighted average shares outstanding. If the Company had reported net income for the periods presented, the weighted average number of common equivalent shares used to determine diluted net loss per share would have increased by 13,628,341 for the three month period ended March 31, 1999.

         For the three months ended March 31, 1998, diluted net income per share excludes $901 of interest expense related to convertible notes. Net income per share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. For the three months ended March 31, 1998, diluted weighted average shares outstanding includes the following components:

         Weighted average shares outstanding, basic           35,035,130
         Options to purchase common shares                     1,115,494
         Warrants to purchase common shares                      175,559
         Debt convertible into common shares                   3,455,327
         Preference shares convertible into common shares      4,933,079
                                                              ----------

         Weighted average shares outstanding, diluted         44,714,589
                                                              ----------
                                                              ----------

                        GST TELECOMMUNICATIONS, INC.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

3.       SHAREHOLDERS' EQUITY

         Shares issued and outstanding are as follows:

                                                            MARCH 31, 1999       DECEMBER 31, 1998
                                                           ----------------      -----------------
         Common shares, no par value                           37,098,179            36,264,066

4.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                             ------------------------------
                                                                 1999             1998
                                                             -------------    -------------
Supplemental disclosure of cash flow information:
     Cash paid for interest                                  $      3,538     $      4,194
     Cash paid for income taxes                                       ---              ---

Supplemental schedule of non-cash investing and
     financing activities:
         Recorded in business combinations:
              Assets                                                  ---           17,378
              Liabilities                                             ---            2,612
              Common shares                                           ---            2,348
           Disposition of subsidiary:
              Assets                                                  ---           35,480
              Liabilities                                             ---            4,218
              Minority interest                                       ---           12,732
          Amounts in accounts payable and accrued
              liabilities for the purchase of fixed assets at
              end of period                                        22,363           20,027
          Assets acquired through capital leases                      543            3,289
          Non-cash conversion of debt to equity                       774              ---

5.       ADOPTION OF NEW ACCOUNTING STANDARD

         The Company adopted Statement of Position 98-5, Reporting on the
Costs of Start-Up Activities (SOP 98-5) on January 1, 1999. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and that previously capitalized costs related to such activities be expensed as cumulative effect of a change in accounting principle upon adoption. Adoption of SOP 98-5 did not have a material effect on results of operations for the three month period ended March 31, 1999.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

         Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with the Company's operating losses, risks relating to the Company's development and expansion and possible inability to manage growth, risks relating to the Company's significant capital requirements, substantial indebtedness and possible inability to service its debt, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, including Amendment No. 3 to the Company's Form S-4 as filed on May 3, 1999 and the Company's Form 10-K for the fiscal year ended December 31, 1998. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         The Company, through its subsidiaries, provides a broad range of integrated telecommunications products and services, primarily to business customers located in California, Hawaii and other western continental states. As a facilities-based integrated communications provider ("ICP"), the Company operates state-of-the-art, digital telecommunications networks that represent an alternative to incumbent local exchange carriers ("ILECs"). The Company's full line of products, which offer a "one-stop" customer-focused solution to the telecommunications services requirements of its customers, include local dial tone, long distance, Internet, data transmission and private line services. With the turn-up of its Virtual Integrated Transport and Access ("VITA") network in the fiscal year ended December 31, 1998 ("Fiscal 1998"), the Company became one of the first ICPs to develop and deploy a converged network. As of March 31, 1999, the VITA network was operational in 18 of the Company's markets, positioning the Company for deployment of advanced Internet Protocol ("IP") services in those markets.

RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three month period ended March 31, 1999 increased $25.7 million, or 85.3%, to $55.7 million from $30.0 million for the comparable three months ended March 31, 1998. Telecommunications services revenues for the three month period ended March

31, 1999 increased $19.5 million, or 67.0%, to $48.7 million from $29.2 million for the comparable three months ended March 31, 1998. The increase in telecommunications services revenues resulted primarily from strategic acquisitions, including the acquisition of ICON Communications Corp. in April 1998, and from increased local service revenue generated by the Company's networks. To a lesser extent, the increase in telecommunications services revenues resulted from increased long distance, Internet, and data services. Construction, facility sales and other revenue was $5.9 million and $0 for the three month periods ended March 31, 1999 and 1998, respectively. The increase was attributable to revenue from the construction of network and fiber systems. Product revenue for the three month period ended March 31, 1999 increased $0.2 million, or 25.2%, to $1.1 million from $0.9 million for the three month period ended March 31, 1998.

         OPERATING EXPENSES. Total operating expenses for the three month period ended March 31, 1999 increased $29.4 million, or 53.7%, to $84.3 million from $54.9 million for the three month period ended March 31, 1998. Network expenses, which include direct local and long distance circuit costs, increased $10.6 million, or 50.0%, to $31.7 million, or 65.1% of telecommunications services revenues for the three month period ended March 31, 1999 compared to $21.1 million, or 72.4% for the comparable three month period ended March 31, 1998. The decrease in network expenses as a percentage of telecommunications services revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on the Company's network. Facilities administration and maintenance expenses for the three month period ended March 31, 1999 increased $1.1 million, or 29.8%, to $5.1 million, or 10.5% of telecommunications services revenues compared to $4.0 million, or 13.6% for the comparable three month period ended March 31, 1998. The decrease in these expenses as a percentage of telecommunications services revenues resulted from the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on the Company's networks.

         Cost of construction revenue was $2.5 million and $0 for the three months periods ended March 31, 1999 and 1998, respectively. The increase was attributable to new construction of network and fiber systems.

         Cost of product revenues was $0.7 million in each of the three month periods ended March 31, 1999 and 1998. For the three month period ended March 31, 1999 cost of product revenues were 64.2% of product revenues, compared to 79.7% for the comparable three month period ended March 31, 1998.

         Selling, general and administrative expenses for the three month period ended March 31, 1999 increased $6.9 million, or 33.6%, to $27.3 million from $20.4 million for the three month period ended March 31, 1998. The increase is due to the expansion of the Company's local and enhanced services operations, which resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to companies acquired in 1998. As a percentage of total revenue, selling, general and administrative expenses for the three months ended March 31, 1999 were 49.0%, compared to 67.9% for the three months ended March 31, 1998.

         Depreciation and amortization for the three month period ended March 31, 1999 increased $8.3 million, or 95.8%, to $17.0 million from $8.7 million for the three months ended March 31, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to companies acquired in 1998. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 30.5% of total revenue for the three months ended March 31, 1999 compared to 28.9% for the comparable three month period ended March 31, 1998.

         OTHER EXPENSES/INCOME. For the three month period ended March 31, 1999, the Company recorded net other expense of $24.6 million, compared to net other income of $44.3 million for the comparable three month period ended March 31, 1998. For the three months ended March 31, 1998, net other income includes a $61.3 million gain resulting from the sale of the Company's majority interest in NACT (the "NACT Sale"). Excluding such gain, net other expense would have increased $7.6 million for the three month period ended March 31, 1999 as compared to the same period in the previous year. The increase in net other expense related primarily to increased interest expense resulting from the issuance in May, 1998 of $500.0 million principal amount at maturity of 10.5% senior secured discount notes (the "1998 Notes").

         NET INCOME/LOSS. Net income (loss) for the three months ended March 31, 1999 decreased $72.7 million, or 373.4%, to ($53.2) million from $19.5 million for the three months ended March 31, 1998. Excluding the $61.3 million gain on the NACT Sale, net loss would have been $41.8 million for the three months ended March 31, 1998. Excluding the gain on the NACT Sale, net loss would have increased $11.4 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Such increase in net loss resulted primarily from a $7.0 million increase in interest expense and a $29.4 million increase in operating expenses and was partially offset by a $25.7 million increase in revenues.

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

         At March 31, 1999, the Company had approximately $1,146.7 million of indebtedness outstanding. Although the Company's liquidity was substantially improved as a result of proceeds received from the sale of $312.4 million principal amount at maturity of 13.875% senior discount notes and $37.9 million principal amount at maturity of 13.875% convertible senior subordinated discount notes in December 1995 (collectively the "1995 Notes"), the sale of $265.0 million of 13.25% senior secured notes in May 1997 (the "Secured Notes"), the sale of $144.0 million of 12.75% senior subordinated accrual notes in November 1997 (the "Accrual Notes") and the sale of the "1998 Notes", the Company has significant debt service obligations. The Company will be required to make principal and interest payments of approximately $61.3 million (of which $35.1 million will be made from funds securing the Secured Notes), $66.8 million (of which $17.6 million will be made from funds securing the Secured Notes), $113.1 million, $111.5 million and $155.0 million in the remainder of 1999 and in 2000, 2001, 2002, and 2003, respectively. In addition, the Company anticipates that cash flow from operations will be insufficient to pay interest in cash on the 1995 Notes when such interest becomes payable in June 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six scheduled interest payments on the Secured Notes is paid and to repay the 1995 Notes, the Secured Notes and the Accrual Notes in full and that such notes will need to be refinanced. The ability of the Company to effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of the Company. There can be no assurance that the Company will be able to improve its operating results or that the Company will be able to meet its debt service obligations.

         At March 31, 1999, the Company had cash, cash equivalents, and investments, including restricted investments, of approximately $286.5 million. The Company believes that such amounts will be sufficient to fund the Company's operations through the end of Fiscal 1999. Divestitures and other management actions may prolong capital availability into the fiscal year 2000 and beyond. Thereafter, the Company expects to require additional financing. The extent of additional financing will depend on, among other things, the rate of the Company's expansion and the success of the Company's businesses. In the event that the Company's plans or assumptions change or prove to be inaccurate, the Company incurs significant unexpected expenses, or the Company's cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). The Company may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained within the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have a material adverse effect on the Company's business. Such failure could also limit the ability of GST to make principal and interest payments on its outstanding indebtedness. The Company has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such facility will be available to the Company in the future or that if such facility were available, that it would be available on terms and conditions acceptable to the Company.

         The Company's net cash (used in) provided by operating and investing activities was ($37.9) million and $28.7 million for the three months ended March 31, 1999 and 1998, respectively. Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $1.9 million and $12.2 million for the three months ended March 31, 1999 and 1998, respectively.

         Capital expenditures for the three months ended March 31, 1999 and 1998 were $77.1 million and $41.8 million, respectively. The Company estimates capital expenditures of $172.9 million and $150 million in the remainder of 1999 and in Fiscal 2000, respectively. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

        The Company, GST USAS, GST Network Funding, Inc. and GST Equipment Funding, Inc. are parties to certain indentures and have issued or guaranteed notes governed by those indentures. In November 1998, the Company notified United States Trust Company of New York, as trustee under the indentures, that certain actions by the Company and its subsidiaries may not have been in compliance with the technical requirements of certain restrictive covenants contained in the indentures. In particular, the Company disclosed that a series of transactions involving Global may have resulted in technical non-compliances with the indentures. The Company is currently conducting a review of the relevant transactions and intends to vigorously pursue any necessary action to cure the potential non-compliances. The Company has initiated litigation against Global and others in an effort to cure any technical covenant violations that may have resulted from the transactions involving Global. See Item 1, "Legal Proceedings."

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

YEAR 2000 PROGRAM

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

         The Company completed its Phase One assessment for IT systems in October 1998. Phase One for network operations was completed in March 1999. The Company has focused its independent testing activities principally on those systems whose failure would pose the greatest risk to the Company. The Company may not independently test all of its equipment and will rely upon vendor representations, if received by the Company, where tests are not conducted. There can be no assurance of the accuracy or completeness of such representations. The Company is continuing to contact all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues.

         With respect to IT systems, the Company completed Phase Two, wherein remedial actions were planned and a contingency plan was formulated, in December 1998. The Company expects to complete Phase Three for IT systems, wherein remedial actions will be implemented and tested, in third quarter 1999. The Company has completed strategy planning and anticipates conclusion of remaining Phase Two and Phase Three activities for network operations in third quarter 1999.

         COSTS. The total amount expended on the project through March 31, 1999 was approximately $1.7 million. The total cost of the year 2000 project is estimated to be $3.3 million, including $.3 million in internal staffing costs, $1.8 million in external staffing costs and $1.2 million in hardware and software upgrade costs. This cost may be reduced if software and hardware are replaced with compliant systems as a result of other currently scheduled capital projects. The Company does not expect remediation costs to have a material adverse effect on its financial position, results of operation or cash flows. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE MARKET RISK - The Company has fixed income investments consisting of cash equivalents, short-term investments in U.S. government debt instruments, certificates of deposit and commercial paper.

Interest income earned on the Company's short-term investment portfolio is affected by changes in the general level of U.S. interest rates. The Company believes that it is not exposed to significant changes in fair value because such investments are classified as available-for-sale and held-to-maturity and are recorded at amortized cost. The fair value of each investment approximates its amortized cost, and long-term securities have maturities of less than two years.

The following table provides information about the Company's risk exposure associated with changing interest rates. Currently, the Company does not use derivative financial instruments to manage its interest rate risk.


                                                                           EXPECTED MATURITY
                                                                       (in thousands of dollars)
                                        ------------------------------------------------------------------------------------------
                                                                                                                          Market
                                                                                                                         Value at
                                                                                                                         March 31,
                                          1999      2000      2001      2002      2003      Thereafter       Total        1999 (1)
                                         ------    ------    ------    ------    ------     ----------     ---------     ---------
Long-term Debt:
  Fixed rate                            $ 1,290                                            $1,259,304(2)  $1,260,594(2)  $1,128,217
    Average interest rate                   8.5%                                                12.28%
  Variable rate                         $11,952   $17,041   $20,216   $20,898   $21,132    $   13,486     $  104,725
    Average interest rate (LIBOR plus)     3.37%     3.26%     3.29%     3.34%     3.34%         3.06%

Capital Leases:
  Fixed rate                            $ 6,476   $ 5,227   $ 2,279   $ 1,974   $ 1,981    $    7,434     $   25,371
    Average interest rate                 12.36%    12.36%    12.36%    12.36%    12.36%        12.36%

Redeemable Preferred Stock:
  Fixed rate                                                                               $  112,000     $  112,000
    Average interest rate                                                                       11.88%

(1)  Based on quoted market prices at March 31, 1999.

(2)  Includes $242.3 million of unaccreted discount.

MARKET PRICE RISK - The Company's risk exposure associated with market price is limited to its long-term debt that is publicly traded. These bonds are recorded at book value, which could vary from current market prices.

FOREIGN CURRENCY MARKET RISK - Although the Company conducts some business in Canada, the international operations were not material to the Company's consolidated financial position. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GST TELECOMMUNICATIONS, INC. AND GST TELECOM, INC. V. GLOBAL LIGHT TELECOMMUNICATIONS, INC., ET AL.

         On October 20, 1998, the Company and GST Telecom, Inc. ("GST Telecom") filed a Complaint in the Superior Court of California, County of Santa Clara, No. CV777408, against GST Global Telecommunications, Inc., now known as Global Light Telecommunications, Inc. ("Global") and six former officers and directors of the Company. The Complaint includes claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity. The complaint seeks an accounting, a constructive trust, and restitution of the Company's interest in the opportunity and also seeks unspecified exemplary and punitive damages and reimbursement of attorneys' fees.

         In particular, the Complaint alleges that Global and the individual defendants misappropriated the Company's joint venture interest in Bestel, the owner of a 2,270 kilometer fiber optic telecommunications network in Mexico. The lawsuit alleges that the individual defendants caused the Company's 49% interest in Bestel to be transferred to Global, then a shell corporation in which the individuals, had secretly invested. No written agreement validated the transfer. The Company therefore seeks return of the asset and monetary compensation to remedy the loss arising from the wrongful transfer.

         On December 23, 1998, Defendants filed a motion to stay or dismiss the action on grounds of inconvenient forum, and four of the individual defendants filed a motion to dismiss the action for lack of personal jurisdiction. The Superior Court granted Defendants' motion to stay the proceedings on February 5, 1999, and the Company and GST Telecom filed a notice of appeal on February 9, 1999.

WARTA V. GST TELECOMMUNICATIONS, GST USA, INC., AND GST TELECOM AND
COUNTERCLAIMS

         On January 25, 1999, John Warta filed a Complaint in the Superior Court of Washington, King County, No. 99-2-02287-4SEA, against the Company, GST USA, Inc. ("GST USA") and GST Telecom. The Complaint, which relates to the circumstances under which Mr. Warta ceased to serve as an officer and director of the Company, includes claims for breach of employment agreement, breach of the covenant of good faith and fair dealing, violation of wage statutes, and indemnity.

         On February 23, 1999, the Company answered by denying all liability and filed counterclaims against Mr. Warta, Global and five other former officers and directors for liability with respect to the matters leading to the termination of Mr. Warta's employment. In particular, the Company seeks recovery under Washington law for matters described in GST AND TELECOM V. GLOBAL, ET. AL, above, as well as for breaches committed with respect to the wrongful use of Company funds for the purchase of telecommunications licenses by Mr. Warta through companies he owns.

GST TELECOMMUNICATIONS, GST USA AND GST TELECOM V. IRWIN AND OLSHAN

         On December 16, 1998, the Company, GST USA and GST Telecom filed a Complaint in the United States District Court, Southern District of New York, No. 98 CIV. 8865, against Stephen Irwin and the law firm of Olshan Grundman Frome & Rosenzweig LLP ("Olshan"). The Complaint, which relates to Mr. Irwin and Olshan's representation of the Company, GST USA and GST Telecom in various matters, includes claims for professional negligence, breach of fiduciary duty, and breach of contract, and seeks compensatory damages and reimbursement of attorneys' fees.

         On February 12, 1999, Mr. Irwin filed his Answer to the Complaint. Olshan filed its Answer and Counterclaims to the Complaint on February 17, 1999. Olshan counterclaimed against the Company, GST USA and GST Telecom for breach of contract, unjust enrichment, quantum meruit, and "account stated," based on invoices submitted to the Company of approximately $250,000. No trial date has been set.

GST TELECOMMUNICATIONS V. SANDER

         On February 9, 1999, the Company filed a Complaint in the Superior Court for the State of Washington, Clark County, No. 99-2-00573-6, against Clifford Sander, the former treasurer of the Company. The Complaint, which is based on Mr. Sander's alleged misconduct as an officer of GST, includes claims for fraud, breach of fiduciary duty, unjust enrichment, and unfair business practices, and seeks an accounting, imposition of a constructive trust, compensatory damages, costs of suit, attorneys' fees, and treble damages. In particular, the Complaint seeks relief based on Mr. Sander's misuse of insider information in the purchase of stock, wrongful disbursements to third parties, and involvement in a fraudulent release of stock from escrow to three former directors and/or officers of GST. By order of the Court, this lawsuit will be transferred to King County, Washington, Superior Court. Mr. Sander has not yet responded to the Complaint.

GLOBAL AND MEXTEL V. GST TELECOMMUNICATIONS AND GST TELECOM

         On January 27, 1999, Global and GST Mextel, Inc. ("Mextel") filed a Complaint in the Supreme Court of British Columbia, No. C990449, against the Company and GST Telecom. The Complaint, which arises from the same matters for which the Company and GST Telecom brought suit against Global et al. in the Superior Court of California, includes claims for declaratory and injunctive relief to confirm the ownership of the Mexican business opportunity by Global, and unspecified general and special damages. In particular, Global seeks a declaration from the court that it is entitled to retain the equity interest in Bestel, or at least a judicial determination of the amount Global owes the Company. The Company intends to vigorously dispute the allegations in the Complaint.

IRWIN ET AL. V. GST TELECOMMUNICATIONS ET AL.

         On January 28, 1999, Stephen Irwin, Robert Hanson, Peter Legault, Clifford Sander, and John Warta, all former GST officers or directors, filed a Complaint in the Supreme Court of British Columbia, No. C990488, against the Company, GST Telecom, and four of the Company's current directors. The Complaint, which arises from the same matters for which the Company and GST Telecom brought suit against Global et al. in the Superior Court of California, includes claims for oppression and declaratory relief, and seeks unspecified actual and punitive damages, cost, and attorneys' fees. In particular, the plaintiffs have asked the court to declare that the plaintiffs may retain the Global stock they purchased while fiduciaries of the Company and seek to have the Canadian court enjoin GST from pursuing its claims against them. The Company and its directors will vigorously dispute the allegations in the Complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of the Shareholders on April 15, 1999.

     The following matters were voted upon at such meeting:

     1. To fix the number of directors to be elected at eight (8) and to elect Joseph A. Basile, Jr., Stanley M.D. Beck, George B. Cobbe, Robert A. Ferchat, Joseph G. Fogg, III, David W. Garrison, A. Roy Megarry, and Mitsuhiro Naoe as directors to hold office until the next Annual Meeting of the Shareholders or until their successors are duly elected or appointed.

     2. Approval of the Company's Amended and Restated 1996 Employee Stock Purchase Plan, including the reservation of an additional 600,000 shares for issuance thereunder.

     3. Approval of the Company's 1999 Stock Plan, including the reservation of 2,000,000 shares for issuance thereunder.

     4. Approval of the Company's Supplemental Employee Stock Purchase Plan, including the reservation of 150,000 shares for issuance thereunder.

     5. To appoint KPMG Peat Marwick LLP as auditors for the Company until the next Annual Meeting of the shareholders and to authorize the directors to fix the remuneration to be paid to the auditors.

         All of such matters were approved by a majority of the Company's shareholders based upon a showing of hands at the annual meeting pursuant to the requirements of Canadian corporate law. Moreover, matters 2, 3, and 4 above were approved by a majority of disinterested shareholders.

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

      Date: MAY 17, 1999               GST TELECOMMUNICATIONS, INC.
                                              (Registrant)


                                       /s/ Daniel L. Trampush
                                       ----------------------------------------
                                       Daniel L. Trampush,
                                       (Senior Vice President and Chief
                                        Financial Officer)