Form 10-K/A
period 1998-12-31
GST TELECOMMUNICATIONS INC
filed 1999-06-29
CIK 911522

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

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

     In particular, the Company has been advised that the transfer of its interest in a telecommunications project to be developed in Mexico to Global Light Telecommunications, Inc. ("Global") may constitute a violation of provisions in the indentures limiting investments in entities that conduct business outside of the continental United States and Hawaii. In addition, the Company has not yet received any consideration for this transfer to Global, which may constitute a violation of provisions in the indentures respecting consideration to be received in connection with Asset Sales to affiliated entities. The Company has initiated litigation to recover this asset or its fair market value. See "Legal Proceedings." The Company has also been advised that certain transactions relating to Guam and the Northern Mariana Islands -- particularly, an investment in an entity that conducted business in Guam and the Northern Mariana Islands and the Company's 1998 acquisition of certain operating assets located in Guam -- may constitute violations of provisions in the indentures limiting investments in entities that conduct business outside of the continental United States and Hawaii. With respect to the operating assets located in Guam, the Company is currently seeking to divest these assets in a transaction complying with the indentures. The Company intends to vigorously pursue any necessary action to cure the potential non-compliances.

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

     The Company reported the following special charges for the year ended December 31, 1998:

Write-off of amounts paid to Magnacom pursuant to a reseller
  agreement.................................................   $      14,600
Write-off of operating advances paid to Magnacom............           1,068
Write-off of costs related to abandoned projects............           9,918
Impairment of assets........................................           3,881
                                                               -------------
     Non-cash special charges...............................          29,467
Accrual of severance-related costs..........................           1,113
                                                               -------------
     Total special charges..................................   $      30,580
                                                               =============

     In 1998, the Company changed its strategic direction to focus on its core, domestic business. In conjunction with the change, management identified certain in-process network construction projects no longer considered useful due to geographic location or technological compatibility. The write-off totaled $9,918 and represented the entire amount of the costs related to these in-process projects, including the costs of fiber optic networks and electronic equipment. These assets had never been placed in service and, as such, were not an integral part of the Company's ongoing operations. While the historical cost of these assets has been written-off of the Company's December 31, 1998 balance sheet, the Company holds these assets for disposal and is considering disposal alternatives for such assets.

     In conjunction with the change in strategic direction, management halted further development of and investment in shared tenant services. The decision resulted in an impairment charge of $2,728 for property, plant and equipment, and $1,153 for customer lists associated with such services. At December 31, 1998, the Company held its shared tenant services assets for sell and anticipates that it will sell the related operations and assets during 1999. The impairment loss was measured as the amount by which the carrying amount of these assets exceeded the estimated fair value of the assets, which was determined based on current market prices for similar assets. The loss reserve was recorded by increasing accumulated depreciation for the property, plant and equipment, and accumulated amortization for the customer lists. The amount of the write-off of customer lists represents the remaining unamortized balance of such lists, which were related to a 1996 acquisition. No goodwill had been recorded in conjunction with the acquisition.

     In the fourth quarter of 1998, management consummated a plan to involuntarily terminate approximately 40 employees, including former members of management, and to pay termination benefits to such employees. The Company does not anticipate that the termination of these employees will have a material impact on its business functions. At December 31, 1998, the Company had accrued $1,113 in severance-related costs, the majority of which is expected to be paid out in the first quarter of 1999.

     See "BUSINESS -- Magnacom" for a discussion of the amounts paid to Magnacom.

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

     Special charges for the twelve months ended December 31, 1997 represent a one-time $7.4 million non-cash charge recorded when 750,000 Common Shares were released from escrow to certain of the Company's former executives, which the Company views as a potential actionable claim. See "Legal Proceedings -- GST v. Sander." See "Recent Developments" for a discussion of special charges incurred in fiscal 1998.

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

                          GST TELECOMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    THREE-MONTH          YEARS ENDED
                                                     YEAR ENDED     PERIOD ENDED        SEPTEMBER 30,
                                                    DECEMBER 31,    DECEMBER 31,    ----------------------
                                                        1998            1997          1997         1996
                                                    ------------    ------------    ---------    ---------
Operations:
  Net loss........................................   $(154,690)       $(39,593)     $(113,338)   $ (60,378)
  Adjustments to reconcile net loss to net cash
    used in operations:
    Minority interest in income (loss) of
      subsidiary..................................          --             472            612         (411)
    Depreciation and amortization.................      51,328          10,115         26,634        9,496
    Deferred income taxes.........................          --              92           (899)          --
    Accretion and accrual of interest.............      59,783           8,276         19,236       19,978
    Non-cash stock compensation and other
      expense.....................................        (253)            374          2,583        1,293
    Loss on disposal of assets....................         239              --            679        1,012
    Non-cash special charges......................      29,467              --          7,445           --
    Equity in losses of investments and joint
      venture.....................................         593           1,286          1,482        1,521
    Gain on sale of subsidiary shares.............     (61,266)             --         (7,376)          --
    Changes in non-cash operating working capital:
      Accounts receivable, net....................     (15,321)         (3,547)       (11,284)      (1,066)
      Inventory...................................       1,927              46           (455)      (2,019)
      Prepaid, other current and other assets,
         net......................................      (1,406)           (631)        (7,172)      (5,304)
      Accounts payable and accrued liabilities....        (754)        (18,177)        24,970        2,387
      Other liabilities...........................       6,430             707           (119)         185
                                                     ---------        --------      ---------    ---------
         Cash used in operations..................     (83,923)        (40,580)       (57,002)     (33,306)
                                                     ---------        --------      ---------    ---------
Investments:
  Acquisition of subsidiaries, net of cash
    acquired......................................     (35,471)         (2,105)        (1,618)      (1,441)
  Purchase of investments.........................          --          (4,297)        (3,247)      (9,799)
  Proceeds from sale of investments...............         327              --          5,176        5,493
  Purchase of property and equipment..............    (219,129)        (45,970)      (222,001)     (76,192)
  Proceeds from sale of property and equipment....       3,589              --          5,774            8
  Purchase of other assets........................      (3,014)         (1,866)       (14,058)      (7,743)
  Change in investments restricted for the
    purchase of property and equipment............    (170,288)         11,143        (58,701)     (16,000)
  Proceeds from the sale of subsidiary shares,
    net...........................................      85,048             141         27,105           --
  Cash disposed of in sale of subsidiary..........      (5,252)             --             --           --
                                                     ---------        --------      ---------    ---------
         Cash used in investing activities........    (344,190)        (42,954)      (261,570)    (105,674)
                                                     ---------        --------      ---------    ---------
Financing:
  Proceeds from long-term debt....................     300,955         151,420        353,257      196,207
  Issuance of redeemable preference shares, net...          --              --         48,679           --
  Principal payments on long-term debt and capital
    leases........................................     (23,769)        (10,101)        (7,455)      (2,112)
  Issuance of common shares, net of issuance
    costs.........................................      17,673          74,629         27,692       10,098
  Deferred debt financing costs...................     (13,103)         (5,380)       (12,033)      (9,894)
  Change in investments restricted to finance
    interest payments.............................      33,374          16,157        (97,049)          --
                                                     ---------        --------      ---------    ---------
         Cash provided by financing activities....     315,130         226,725        313,091      194,299
                                                     ---------        --------      ---------    ---------
         Increase (decrease) in cash and cash
           equivalents............................    (112,983)        143,191         (5,481)      55,319
Cash and cash equivalents, beginning of period....     199,053          55,862         61,343        6,024
                                                     ---------        --------      ---------    ---------
Cash and cash equivalents, end of period..........   $  86,070        $199,053      $  55,862    $  61,343
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

     On December 14, 1998, options to purchase 1,197,830 shares were repriced from prices ranging between $8.25 and $15.00 per share, to $7.15 per share. The vesting terms for the repriced options were extended from three to four years from the original date of grant. The options were repriced to incent employees to remain with the Company during an extended decline in the market value of the Company's common shares. Options for directors, officers and key executives were not repriced. No additional compensation expense was recorded as a result of the repricing of options.

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

                          GST TELECOMMUNICATIONS, INC.

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

(d) FORMER TREASURER

     On February 9, 1999, the Company filed a Complaint in the Superior Court for the State of Washington, Clark County, against the former treasurer of the Company. The Complaint is based on alleged misconduct and includes claims for fraud, breach of fiduciary duty, unjust enrichment, and unfair business practices, and seeks an accounting, imposition of a constructive trust, compensatory damages, costs of suit, attorneys' fees, and treble damages. In particular, the Complaint seeks relief based on misuse of insider information in the purchase of stock, wrongful disbursements to third parties, and involvement in a fraudulent release of stock from escrow. The defendant has not yet responded to the Complaint.

                          GST TELECOMMUNICATIONS, INC.

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

     In October 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Although the reseller agreement has not been terminated, due to the bankruptcy filing and its status as an unsecured creditor of Magnacom, the Company wrote-off all amounts previously paid to Magnacom in the third quarter of 1998. The total write-off of approximately $15,668 is included in special charges in the accompanying consolidated statement of operations for the year ending December 31, 1998. At the time of the write-off, the payments made pursuant to the reseller agreement were included in "other assets, net" and the operating advances were included in "prepaid and other assets." The losses resulting from the transactions with Magnacom form the basis for certain of the legal proceedings described in notes 11(b), 11(c) and 11(d).

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

                          GST TELECOMMUNICATIONS, INC.

(14) SPECIAL CHARGES

     Special charges for the year ended December 31, 1998 consist of the following:

Write-off of amounts paid to Magnacom pursuant to a reseller
  agreement.................................................   $      14,600
Write-off of operating advances paid to Magnacom............           1,068
Write-off of costs related to abandoned projects............           9,918
Impairment of assets........................................           3,881
                                                               -------------
     Non-cash special charges...............................          29,467
Accrual of severance-related costs..........................           1,113
                                                               -------------
     Total special charges..................................   $      30,580
                                                               =============

     In 1998, the Company changed its strategic direction to focus on its core, domestic business. In conjunction with the change, management identified certain in-process network construction projects no longer considered useful due to geographic location or technological compatibility. The write-off totalled $9,918 and represented the entire amount of the costs related to these in-process projects, including the costs of fiber optic networks and electronic equipment. These assets had never been placed in service and, as such, were not an integral part of the Company's ongoing operations. While the historical cost of these assets has been written-off of the Company's December 31, 1998 balance sheet, the Company holds these assets for disposal and is considering its disposal alternatives for such assets.

     In conjunction with the change in strategic direction, management halted further development of and investment in shared tenant services. The decision resulted in an impairment charge of $2,728 for property, plant and equipment, and $1,153 for customer lists associated with such services. At December 31, 1998, the Company held its shared tenant services assets for sell and anticipates that it will sell the related operations and assets during 1999. The impairment loss was measured as the amount by which the carrying amount of these assets exceeded the estimated fair value of the assets, which was determined based on current market prices for similar assets. The loss reserve was recorded by increasing accumulated depreciation for the property, plant and equipment, and accumulated amortization for the customer lists. The amount of the write-off of customer lists represents the remaining unamortized balance of such lists, which were related to the acquisition of Tri-Star (see Note 2). No goodwill had been recorded in conjunction with the acquisition of Tri-Star.

     In the fourth quarter of 1998, management consummated a plan to involuntarily terminate approximately 40 employees, including former members of management, and to pay termination benefits to such employees. The Company does not anticipate that the termination of these employees will have a material impact on its business functions. At December 31, 1998, the Company had accrued $1,113 in severance-related costs, the majority of which is expected to be paid out in the first quarter of 1999.

     See footnote 12 for a discussion of the amounts paid to Magnacom.

     Of the special charges recorded for the year ended December 31, 1998, only the severance costs are recorded as an accrued liability on the Company's balance sheet as of December 31, 1998.

     Special charges for the year ended September 30, 1997 relate to a $7,445 non-cash compensation charge incurred when 750,000 common shares were released from escrow to former members of management. This transaction is part of the litigation described in note 11(d).

                          GST TELECOMMUNICATIONS, INC.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 29th day of June, 1999.

                                          GST TELECOMMUNICATIONS, INC.

                                          By:                  *
                                            ------------------------------------
                                                     Robert A. Ferchat,
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                     TITLE                        DATE
                  ---------                                     -----                        ----

                      *                          Chairman of the Board and Director      June 29, 1999
---------------------------------------------
             (Robert A. Ferchat)

                      *                          President, Chief Executive Officer      June 29, 1999
---------------------------------------------      (Principal Executive Officer) and
             (Joseph A. Basile)                    Director

           /s/ DANIEL L. TRAMPUSH                Senior Vice President and Chief         June 29, 1999
---------------------------------------------      Financial Officer (Principal
            (Daniel L. Trampush)                   Financial Officer)

                      *                          Treasurer (Principal Accounting         June 29, 1999
---------------------------------------------      Officer)
             (Michael R. Vestal)

                      *                          Director                                June 29, 1999
---------------------------------------------
               (Stanley Beck)

                      *                          Director                                June 29, 1999
---------------------------------------------
              (George B. Cobbe)

                      *                          Director                                June 29, 1999
---------------------------------------------
            (Joseph G. Fogg, III)

                      *                          Director                                June 29, 1999
---------------------------------------------
             (David W. Garrison)

                      *                          Director                                June 29, 1999
---------------------------------------------
              (A. Roy Megarry)

         *By:/s/ DANIEL L. TRAMPUSH
   ---------------------------------------
             Daniel L. Trampush
              Attorney-in-fact

                                EXHIBIT INDEX

Exhibit                 Description
  No.

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

                                EXHIBIT INDEX

Exhibit                  Description
   No.

10(h)   Amended and Restated Master Agreement dated as of May 24,
        1996, by and among Tomen America Inc., the Company, GST
        Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network
        L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and
        GST New Mexico Lightwave, Inc., incorporated by reference to
        Exhibit 10(l) to the 1996 Form 10-K.
10(i) Credit Agreement dated as of May 24, 1996, by and between GST New Mexico Lightwave, Inc. and TM Communications LLC, incorporated by reference to Exhibit 10(n) to the 1996 Form
        10-K.
10(j) Credit Agreement dated as of May 24, 1996, by and between GST Tucson Lightwave, Inc. and TM Communications LLC, incorporated by reference to Exhibit 10(o) to the 1996 Form
        10-K.
10(s)   Employment Agreement dated March 11, 1997, by and between
        GST USA, Inc. and Joseph Basile, Jr, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 1997 (the "March 1997 10-Q").
10(t)   Employment Agreement dated February 10, 1997, by and between
        GST USA, Inc. and GST Telecom Inc. and Daniel L. Trampush, incorporated by reference to Exhibit 10.2 to the March 1997
        Form 10-Q.
10(u) Reseller Agreement dated as of October 30, 1996, by and between Magnacom Wireless, L.L.C., and GST Telecom Inc., incorporated by reference to Exhibit 10(z) to the 1996 Form
        10-K.
10(w) Agreement and Plan of Merger dated as of May 31, 1997, by and among Action Telcom Co., Britt E. Bilberry, Timothy
        Harding Bilberry, Paul S Bilberry, GST Action Telecom, Inc.
        and the Company, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated May 31, 1997.
10(x)   Equipment Loan and Security Agreement dated December 19,
        1996 by and between NTFC Capital Corporation and GST
        Equipco, incorporated by reference to Exhibit 10(v) to the 1996 Form 10-K.
10(y) Loan and Security Agreement dated as of September 4, 1996 by and between Siemens Stromberg-Carlson ("Siemens") and GST
        Switchco, Inc. ("GST Switchco"), incorporated by reference to Exhibit 10(d) to the Company's Form 10-Q for the period ended December 31, 1996 (the "December 1996 Form 10-Q").
10(z)   Unconditional Continuing Guaranty dated as of September 4,
        1996 by and between Siemens and GST USA, Inc., incorporated by reference to Exhibit 10(e) to the December 1996 Form
        10-Q.
10(aa)  Unconditional Limited Guaranty Agreement dated as of
        December 19, 1996 made by GST USA, Inc., in favor of NTFC
        Capital Corporation, incorporated by reference to Exhibit
        10(f) to the December 1996 Form 10-Q.
10(bb)  Securities Purchase Agreement, dated as of February 28,
        1997, between the Company and Ocean Horizon SRL, incorporated by reference to Exhibit 4.1 to the Company's
        Form 8-K dated February 28, 1997 (the "February Form 8-K").
10(cc) Securityholders Agreement, dated as of February 28, 1997, between the Registrant and Ocean Horizon SRL, incorporated by reference to Exhibit 4.2 to the Company's February Form
        8-K.
10(dd) Credit Agreement dated as of September 30, 1997 by and between GST Telecom Hawaii, Inc. and TM Communications
        Hawaii LLC, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated September 30, 1997 (the "September
        8-K").
10(ee) Service Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc, incorporated by reference to Exhibit 99.2 to the September
        8-K.
10(ff) Management Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc., incorporated by reference to Exhibit 99.3 to the September
        8-K.

                                EXHIBIT INDEX

Exhibit              Description
  No.

10(gg)  Agreement dated as of September 30, 1997 by and among GST
        Telecom Hawaii, Inc., GST Telecom Inc. and Pacwest Network,
        Inc., incorporated by reference to Exhibit 99.4 to the
        September 8-K.
10(hh)  Stock Purchase Agreement dated December 31, 1997 by and among GST Telecommunications, Inc., GST USA, Inc. and World
        Access, Inc., incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated January 6, 1998.
10(ii)  1997 Stock Option Plan of the Company, as amended to date, incorporated by reference to Exhibit (ii) to the 1997
        transition report on Form 10-K for the three month period
        ended December 31, 1997.
10(jj)  Placement Agreement dated April 29, 1998 by and among GST
        Telecommunications, Inc., GST USA, Inc., GST Network
        Funding, Inc, and the several Placement Agents named in
        Schedule I thereto, incorporated by reference to Exhibit
        10.1 to the Company's Form 8-K filed May 19, 1998.
10(kk)  Registration Rights Agreement dated May 4, 1998 by and among
        GST Telecommunications, Inc., GST USA, Inc., GST Network
        Funding, Inc. and Morgan Stanley & Co. Incorporated, Bear,
        Stearns & Co. Inc., Credit Suisse First Boston Corporation
        and SBC Warburg Dillon Read Inc., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 19,
        1998.
10(ll)  Collateral Pledge and Security Agreement dated as of May 4,
        1998 from GST Network Funding, Inc. to United States Trust
        Company of New York, as trustee, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 19,
        1998.
10(mm)  Reimbursement and Commitment Fee Agreement dated May 4, 1998 among GST Telecommunications, Inc., GST USA, Inc. and GST
        Network Funding, Inc., incorporated by reference to Exhibit
        10.4 to the Company's Form 8-K filed May 19, 1998.
10(nn)  Employment Agreement dated March 3, 1999, effective as of
        October 20, 1998, by and between GST USA, Inc. and Joseph A.
        Basile, Jr.
 21     Subsidiaries of the Company.
*23     Consent to the incorporation by reference in the Company's
        Registration Statements on Forms S-3 and S-8 of the
        independent auditors' report included herein.
 27     Financial Data Schedule.

---------------
* Filed herewith.