Form 10-K/A
period 1998-12-31
GST TELECOMMUNICATIONS INC
filed 1999-08-05
CIK 911522

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                               THIRTEEN
                                MONTHS                  YEAR ENDED                THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                 ENDED                SEPTEMBER 30,                  DECEMBER 31,              DECEMBER 31,
                             SEPTEMBER 30,   --------------------------------   ----------------------   ------------------------
                                1994(A)        1995       1996        1997         1996         1997        1997          1998
                             -------------   --------   ---------   ---------   -----------   --------   -----------   ----------
                                                                                (UNAUDITED)              (UNAUDITED)
STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Telecommunications and
    other services.........     $   112      $ 11,118   $  31,726   $  82,593    $ 18,437     $ 26,064    $ 90,220     $  149,783
  Construction, facility
    sales and other........          --            --          --          --          --        1,488       1,488          8,826
  Telecommunications
    products...............       5,889         7,563       9,573      23,374       4,780        8,706      27,300          4,708
                                -------      --------   ---------   ---------    --------     --------    --------     ----------
Total revenues.............       6,001        18,681      41,299     105,967      23,217       36,258     119,008        163,317
Operating loss.............      (1,337)      (11,631)    (42,597)    (86,543)    (17,988)     (21,855)    (90,410)      (135,172)
Other expenses (income):
  Interest income..........        (254)         (303)     (5,549)     (7,026)       (839)      (4,101)    (10,288)       (24,145)
  Interest expense(b)......          27           838      21,224      37,665       5,434       18,948      51,179        101,648
  Other, net...............       1,877         1,347       2,360      (5,359)        104        1,569      (3,894)      (57,985)(c)
Income tax expense.........         502(d)        166(d)       157        903          --          850       1,753             --
                                -------      --------   ---------   ---------    --------     --------    --------     ----------
Net loss(e)................     $(3,491)     $(11,315)  $ (60,378)  $(113,338)   $(22,634)    $(39,593)   $(130,297)    $(154,690)
                                =======      ========   =========   =========    ========     ========    ========     ==========
Net loss per share, basic
  and diluted(f)...........     $  (.35)     $   (.82)  $   (3.18)  $   (4.71)   $  (1.02)    $  (1.39)   $  (5.11)    $    (4.52)
                                =======      ========   =========   =========    ========     ========    ========     ==========
Weighted average number of
  common shares
  outstanding, basic and
  diluted..................       9,879        13,781      18,988      24,703      22,237       30,804      26,707         35,834
OTHER DATA:
Capital expenditures.......     $ 1,486      $ 33,922   $  97,561   $ 225,743    $ 58,047     $ 46,663    $214,359        247,683
Ratio of earnings to fixed
  charges (g)..............          --            --          --          --          --           --          --             --
Adjusted EBITDA(h).........        (779)       (8,807)    (33,936)    (51,881)    (13,208)     (12,032)    (50,705)       (60,538)
CASH FLOW PROVIDED BY (USED
  IN):
Operating activities.......         294       (11,056)    (33,306)    (57,002)    (15,479)     (40,580)    (82,103)       (83,923)
Investing activities.......     (11,706)      (24,522)   (105,674)   (261,570)    (67,221)     (42,954)   (237,303)      (344,190)
Financing activities.......      10,885        37,383     194,299     313,091      34,720      226,725     505,096        315,130
BALANCE SHEET DATA (AT END
  OF PERIOD):
Cash and cash
  equivalents..............     $ 4,219      $  6,204   $  61,343   $  55,862                 $199,053                 $   86,070
Investments................         843           871       5,176       3,322                    7,619                     16,246
Restricted cash and
  investments..............          --            --      16,000     171,750                  144,450                    281,364
Property and equipment.....       4,805        39,583     134,714     385,252                  433,680                    678,374
Accumulated depreciation...        (221)       (1,550)     (7,139)    (20,738)                 (26,785)                   (62,522)
Investment in joint
  ventures(i)..............       3,552         2,859       1,364          --                                                  --
Total assets...............      26,769        73,125     301,701     728,405                  898,174                  1,151,283
Current portion of
  long-term debt and
  capital lease
  obligations..............          --           959       5,554      10,656                   10,865                     19,066
Long-term debt and capital
  lease obligations
  (excluding current
  portion).................          --        19,746     234,127     628,043                  777,286                  1,112,700
Redeemable Preferred
  Shares...................          --            --          --      51,756                   54,635                     61,741
Common Shares and
  commitment to issue
  Common Shares............      25,075        51,660      98,101     149,880                  221,709                    234,267

                               THIRTEEN
                                MONTHS                  YEAR ENDED                THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                 ENDED                SEPTEMBER 30,                  DECEMBER 31,              DECEMBER 31,
                             SEPTEMBER 30,   --------------------------------   ----------------------   ------------------------
                                1994(A)        1995       1996        1997         1996         1997        1997          1998
                             -------------   --------   ---------   ---------   -----------   --------   -----------   ----------
                                                                                (UNAUDITED)              (UNAUDITED)
Accumulated deficit........      (4,640)      (15,955)    (76,333)   (189,671)                (229,264)                  (383,954)
Accumulated other
  comprehensive income.....          --            --          --          --                       --                     16,200
Shareholders' equity
  (deficit)................      20,435        35,705      21,768     (39,791)                  (7,555)                  (133,487)

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

     As an ICP, the Company has one reportable operating segment. While the Company's chief decision-makers monitor the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common network and facilities. This allows the Company to leverage its network costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. Furthermore, substantially all of the Company's revenue is attributable to customers in the United States and all significant operating assets are located within the United States.

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
                                                               =============

     In the fourth quarter of 1998, the Company changed its strategic direction to focus on its core, domestic businesses of local, data and longhaul services. Management believes that by focusing on such services and limiting geographic expansion, the Company will maximize its return on invested assets and will be better positioned to serve the addressable markets in its service locations. In conjunction with the change, management identified certain in-process domestic network construction projects no longer considered useful. Assets related to such projects included assets located outside of the Company's core service areas, assets which were being constructed to facilitate international services and assets which were no longer technologically compatible. The write off of these assets totaled $9,918 and represented the entire amount of the costs related to the projects, including the costs of fiber optic networks and electronic equipment. These assets had never been placed in service and, as such, were not an integral part of the Company's ongoing operations. While the historical cost of these assets has been written-off of the Company's December 31, 1998 balance sheet, the Company holds these assets for disposal and is considering its disposal alternatives for such assets.

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

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO THE UNAUDITED YEAR ENDED DECEMBER 31, 1997

     Revenues. Total revenues for Fiscal 1998 increased $44.3 million, or 37.2%, to $163.3 million from $119.0 million for the comparable twelve months ended December 31, 1997. Telecommunications services revenues for Fiscal 1998 increased $59.6 million, or 66.0%, to $149.8 million from $90.2 million for the twelve months ended December 31, 1997. The increase in telecommunications and other services revenues resulted primarily from strategic acquisitions, including the acquisition of ICON in April 1998, and from increased local service revenue generated by the Company's networks. To a lesser extent, the increase in telecommunications services revenues resulted from increased long distance, Internet and data services. Construction, facility sales and other revenues for Fiscal 1998 increased $7.3 million to $8.8 million from $1.5 million for the twelve months ended December 31, 1997. The increase primarily resulted from the construction of longhaul network facilities in California. Telecommunications products revenues for Fiscal 1998 decreased $22.6 million, or 82.8%, to $4.7 million from $27.3 million for the twelve months ended December 31, 1997. The decrease in product revenues resulted from the sale of the Company's 63% interest in NACT.

     Operating Expenses. Total operating expenses for Fiscal 1998 increased $89.1 million, or 42.5%, to $298.5 million from $209.4 million for the 12 months ended December 31, 1997. Network expenses, which include direct local and long distance circuit costs, were 69.7% of telecommunications services revenues for Fiscal 1998 compared to 78.2% for the comparable period in the previous year. The decrease in network expenses as a percentage of revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on the Company's network as a percentage of total telecommunications services revenues. Facilities administration and maintenance expenses for Fiscal 1998 were 10.5% of telecommunications and other services revenues compared to 13.6% for the comparable period ended December 31, 1997. The primary reason for the decrease in these expenses as a percentage of telecommunications and other services revenues is the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on the Company's networks.

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

     Cost of construction revenues for Fiscal 1998 increased $1.1 million to $1.4 million from $.3 million for the twelve months ended December 31, 1997. The increase resulted from an increase in construction, facility sales and other revenues.

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

1997 THREE MONTH PERIOD COMPARED TO THE UNAUDITED 1996 THREE MONTH PERIOD

     Revenues. Total revenue for the 1997 Three Month Period increased $13.1 million, or 56.2%, to $36.3 million from $23.2 million for the 1996 Three Month Period. Telecommunications services revenue for the 1997 Three Month Period increased $7.6 million, or 41.4%, to $26.1 million from $18.4 million for the 1996 Three Month Period. The increase in telecommunications services revenue resulted primarily from increased local service revenue generated by the Company's networks and from increased long distance service revenue. To a lesser extent, the increase in revenue resulted from the acquisitions of Action Telcom, Inc. ("Action Telcom") in May 1997 and the Guam operations of Sprint Communications Company, L.P. ("Sprint"), in October 1997. Product revenue for the 1997 Three Month Period increased $3.9 million, or 82.1%, to $8.7 million from $4.8 million for the 1996 Three Month Period. The increase in product revenues resulted from increased unit sales of NACT's STX switch and, to a lesser extent, the inclusion of Action Telcom's sales of NAMS. Excluding NACT, product revenue totalled $1.4 million and $0 for the 1997 Three Month Period and the 1996 Three Month Period, respectively. During the 1997 Three Month Period, the Company completed a $1.5 million longhaul conduit sale.

     Operating Expenses. Total operating expenses for the 1997 Three Month Period increased $16.9 million, or 41.0%, to $58.1 million from $41.2 million for the 1996 Three Month Period. Network expenses, which include direct local and long distance circuit costs, increased $4.3 million, or 29.0%, to $19.1 million, or 73.4% of telecommunications services revenue for the 1997 Three Month Period compared to $14.8 million, or 80.4% of telecommunications services revenue for the 1996 Three Month Period. The primary reason for the decrease in network expenses as a percent of revenue is the increase in on-net revenues generated for traffic carried on the Company's network as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for the Company's networks) for the 1997 Three Month Period increased $.2 million, or 5.6%, to $3.5 million, or 12.7% of telecommunications services revenue, compared to $3.3 million, or 18.0% of telecommunications services revenue, for the 1996 Three Month Period.

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

     Cost of construction revenue for the 1997 Three Month Period relates to the sale of a longhaul conduit system.

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

10(gg)      Agreement dated as of September 30, 1997 by and among GST Telecom Hawaii, Inc., GST Telecom Inc. and
            Pacwest Network, Inc., incorporated by reference to Exhibit 99.4 to the September 8-K.
10(hh)      Stock Purchase Agreement dated December 31, 1997 by and among GST Telecommunications, Inc., GST USA,
            Inc. and World Access, Inc., incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated
            January 6, 1998.
10(ii)      1997 Stock Option Plan of the Company, as amended to date, incorporated by reference to Exhibit (ii) to the 1997 transition report on Form 10-K for the three month period ended December 31, 1997.
10(jj)      Placement Agreement dated April 29, 1998 by and among GST Telecommunications, Inc., GST USA, Inc., GST
            Network Funding, Inc, and the several Placement Agents named in Schedule I thereto, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 19, 1998.
10(kk)      Registration Rights Agreement dated May 4, 1998 by and among GST Telecommunications, Inc., GST USA,
            Inc., GST Network Funding, Inc. and Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Credit
            Suisse First Boston Corporation and SBC Warburg Dillon Read Inc., incorporated by reference to Exhibit
            10.2 to the Company's Form 8-K filed May 19, 1998.
10(ll)      Collateral Pledge and Security Agreement dated as of May 4, 1998 from GST Network Funding, Inc. to
            United States Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.3 to the
            Company's Form 8-K filed May 19, 1998.
10(mm)      Reimbursement and Commitment Fee Agreement dated May 4, 1998 among GST Telecommunications, Inc., GST
            USA, Inc. and GST Network Funding, Inc., incorporated by reference to Exhibit 10.4 to the Company's
            Form 8-K filed May 19, 1998.
10(nn)      Employment Agreement dated March 3, 1999, effective as of October 20, 1998, by and between GST USA,
            Inc. and Joseph A. Basile, Jr.
*21         Subsidiaries of the Company.
**23        Consent to the incorporation by reference in the Company's Registration Statements on Forms S-3 and S-8
            of the independent auditors' report included herein.
*27         Financial Data Schedule.

---------------
 * Previously filed.

** Filed herewith.

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

                          GST TELECOMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                             THREE-MONTH          YEARS ENDED
                                               YEAR ENDED    PERIOD ENDED        SEPTEMBER 30,
                                              DECEMBER 31,   DECEMBER 31,   -----------------------
                                                  1998           1997          1997         1996
                                              ------------   ------------   ----------   ----------
Revenues:
  Telecommunications services...............   $  149,783     $   26,064    $   82,593   $   31,726
  Construction, facility sales and other....        8,826          1,488            --           --
  Product...................................        4,708          8,706        23,374        9,573
                                               ----------     ----------    ----------   ----------
     Total revenues.........................      163,317         36,258       105,967       41,299
                                               ----------     ----------    ----------   ----------
Operating costs and expenses:
  Network expenses..........................      104,320         19,127        66,250       26,580
  Facilities administration and
     maintenance............................       16,703          3,511        12,304       10,317
  Cost of construction revenues.............        1,424            300            --           --
  Cost of product revenues..................        2,999          3,102         7,990        3,974
  Selling, general and administrative.......       96,506         22,428        72,046       33,375
  Research and development..................           --            781         2,316        1,352
  Depreciation and amortization.............       45,957          8,864        24,159        8,298
  Special charges...........................       30,580             --         7,445           --
                                               ----------     ----------    ----------   ----------
     Total operating costs and expenses.....      298,489         58,113       192,510       83,896
                                               ----------     ----------    ----------   ----------
     Loss from operations...................     (135,172)       (21,855)      (86,543)     (42,597)
                                               ----------     ----------    ----------   ----------
Other expenses (income):
  Interest income...........................      (24,145)        (4,101)       (7,026)      (5,549)
  Interest expense, net of amounts
     capitalized............................      101,648         18,948        37,665       21,224
  Gain on sale of subsidiary shares.........      (61,266)            --        (7,376)          --
  Other.....................................        3,281          1,569         2,017        2,360
                                               ----------     ----------    ----------   ----------
                                                   19,518         16,416        25,280       18,035
                                               ----------     ----------    ----------   ----------
     Loss before minority interest in
       (income) loss of subsidiaries and
       income tax...........................     (154,690)       (38,271)     (111,823)     (60,632)
                                               ----------     ----------    ----------   ----------
Income tax expense:
  Current...................................           --            758         1,802          157
  Deferred..................................           --             92          (899)          --
                                               ----------     ----------    ----------   ----------
                                                       --            850           903          157
                                               ----------     ----------    ----------   ----------
     Loss before minority interest in
       (income) loss of subsidiaries........     (154,690)       (39,121)     (112,726)     (60,789)
Minority interest in (income) loss of
  subsidiaries..............................           --           (472)         (612)         411
                                               ----------     ----------    ----------   ----------
     Net loss...............................   $ (154,690)    $  (39,593)   $ (113,338)  $  (60,378)
                                               ==========     ==========    ==========   ==========
Net loss per share, basic and diluted.......   $    (4.52)    $    (1.39)   $    (4.71)  $    (3.18)
                                               ==========     ==========    ==========   ==========
Weighted average common shares, basic and
  diluted...................................   35,834,196     30,804,376    24,702,870   18,988,127

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

     The Company owns 3.6 million shares of Global which it purchased for $3.7 million in cash in 1996. Based on quoted market prices, these shares had a fair value at $16.2 million at December 31, 1998. The Company is not restricted or prohibited in any way from trading such shares, and the shares are not a subject in the litigation against Global. The Company does not believe that its investment in Global stock is impaired by the litigation.

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

                          GST TELECOMMUNICATIONS, INC.

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

     In October 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Although the reseller agreement has not been terminated, due to the bankruptcy filing and its status as an unsecured creditor of Magnacom, the Company wrote-off all amounts previously paid to Magnacom in the third quarter of 1998. No amounts had been reserved for prior to that time because the Company understood that Magnacom was nearing the completion of a financing arrangement which would allow it to pursue its business plan. The Company understands that during October 1998, Magnacom's negotiations with its potential financial partners deteriorated, and it subsequently declared bankruptcy. The Company had not previously reserved for the amounts paid to Magnacom because, prior to October 1998, no events or circumstances indicated that Magnacom would be unable to perform under the reseller agreement. The total write-off of approximately $15,668 is included in special charges in the accompanying consolidated statement of operations for the year ending December 31, 1998. At the time of the write-off, the payments made pursuant to the reseller agreement were included in "other assets, net" and the operating advances were included in "prepaid and other assets." The losses resulting from the transactions with Magnacom form the basis for certain of the legal proceedings described in notes 11(b), 11(c) and 11(d).

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

                          GST TELECOMMUNICATIONS, INC.

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

                          GST TELECOMMUNICATIONS, INC.

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

                          GST TELECOMMUNICATIONS, INC.

     In the fourth quarter of 1998, management consummated a plan to involuntarily terminate approximately 40 employees, including former members of management, and to pay termination benefits to such employees. The employees worked in a variety of functions and operations throughout the Company. The Company does not anticipate that the termination of these employees will have a material impact on its business functions. At December 31, 1998, the Company had accrued $1,113 in severance-related costs. The majority of these costs relate to the termination plan and are expected to be paid out in the first quarter of 1999.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 4th day of August, 1999.


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


                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

                      *                          Chairman of the Board and Director    August 4, 1999
---------------------------------------------
             (Robert A. Ferchat)

                      *                          President, Chief Executive Officer    August 4, 1999
---------------------------------------------      (Principal Executive Officer)
             (Joseph A. Basile)                    and Director

           /s/ DANIEL L. TRAMPUSH                Senior Vice President and Chief       August 4, 1999
---------------------------------------------      Financial Officer (Principal
            (Daniel L. Trampush)                   Financial Officer)

                      *                          Treasurer (Principal Accounting       August 4, 1999
---------------------------------------------      Officer)
             (Michael R. Vestal)

                      *                          Director                              August 4, 1999
---------------------------------------------
               (Stanley Beck)

                      *                          Director                              August 4, 1999
---------------------------------------------
              (George B. Cobbe)

                      *                          Director                              August 4, 1999
---------------------------------------------
            (Joseph G. Fogg, III)

                      *                          Director                              August 4, 1999
---------------------------------------------
             (David W. Garrison)

                      *                          Director                              August 4, 1999
---------------------------------------------
              (A. Roy Megarry)

         *By:/s/ DANIEL L. TRAMPUSH
   ---------------------------------------
             Daniel L. Trampush
              Attorney-in-fact

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
(a)(1)   Consolidated Financial Statements: see the Index to
         Consolidated Financial Statements.
   (2)   Financial Statement Schedule: see page S-1.
   (3)   Exhibits:
  3(a)   Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 3(a) to the
         Company's Form 10-K for the fiscal year ended September 30,
         1996, as amended (the "1996 Form 10-K").
  3(b)   By-Laws of the Company as amended to date, incorporated by reference to Exhibit 3.1 to the Company's Form S-3 (No.
         333-38091) (the "Form S-3").
  4(a)   Senior Notes Indenture dated as of December 19, 1995, by and among GST USA, Inc., the Company and United States Trust
         Company of New York, incorporated by reference to Exhibit
         2.3 to the Company's Form 20-F for the fiscal year ended
         September 30, 1995 (the "1995 Form 20-F").
  4(b)   Convertible Notes Indenture dated as of December 19, 1995, by and among the Company, GST USA, Inc. and United States
         Trust Company of New York, incorporated by reference to
         Exhibit 2.4 to the 1995 Form 20-F.
  4(c)   Indenture dated as of May 13, 1997, by and among GST
         Equipment Funding, Inc., the Company, GST USA, Inc. and
         United States Trust Company of New York, incorporated by
         reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 1997 (the "June 1997 10-Q").
  4(d)   Indenture dated as of November 19, 1997, by and between the
         Company and United States Trust Company of New York,
         incorporated by reference to Exhibit 4.1 to the Company's
         Form S-3 (No. 333-38301) (the "Debt Form S-3").
  4(e)   Indenture dated May 4, 1998 by and among GST
         Telecommunications, Inc., GST USA, Inc., GST Network
         Funding, Inc. and the United States Trust Company of New
         York, as trustee, incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed May 19, 1998.
 10(a)   1995 Stock Option Plan of the Company, as amended to date;
         incorporated by reference to Exhibit 10(a) to the Company
         Form 10-K for the fiscal year ended September 30, 1997 (the
         "1997 Form 10-K").
 10(b)   1996 Stock Option Plan of the Company, as amended to date, incorporated by reference to Exhibit 10(b) to the 1997 Form
         10-K.
 10(c)   1996 Employee Stock Purchase Plan of the Company,
         incorporated by reference to Exhibit 10(c) to the 1997 Form
         10-K.
 10(d)   1996 Senior Executive Officer Stock Option Plan of the
         Company, incorporated by reference to Exhibit 10(d) to the
         1997 Form 10-K.
 10(e)   1996 Senior Operating Officer Stock Option Plan of the
         Company, incorporated by reference to Exhibit 10(e) to the
         1997 Form 10-K.
 10(f)   Amended and Restated Credit Agreement dated as of April 26,
         1995, by and between GST Pacific Lightwave, Inc. and Tomen
         America Inc., incorporated by reference to Exhibit 1.2 to
         the 1995 Form 20-F.
 10(g)   Collateral Pledge and Security Agreement dated as of May 13,
         1997, by and among GST Equipment Funding, Inc., United
         States Trust Company of New York and the holders of the
         Notes as defined therein, incorporated by reference to
         Exhibit 10.4 to the June 1997 Form 10-Q.
 10(h)   Amended and Restated Master Agreement dated as of May 24,
         1996, by and among Tomen America Inc., the Company, GST
         Telecom Inc., GST Pacific Lightwave, Inc., Pacwest Network
         L.L.C., Pacwest Network Inc., GST Tucson Lightwave, Inc. and
         GST New Mexico Lightwave, Inc., incorporated by reference to
         Exhibit 10(l) to the 1996 Form 10-K.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 10(i)   Credit Agreement dated as of May 24, 1996, by and between
         GST New Mexico Lightwave, Inc. and TM Communications LLC,
         incorporated by reference to Exhibit 10(n) to the 1996 Form
         10-K.
 10(j)   Credit Agreement dated as of May 24, 1996, by and between
         GST Tucson Lightwave, Inc. and TM Communications LLC,
         incorporated by reference to Exhibit 10(o) to the 1996 Form
         10-K.
 10(s)   Employment Agreement dated March 11, 1997, by and between
         GST USA, Inc. and Joseph Basile, Jr, incorporated by
         reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 1997 (the "March 1997 10-Q").
 10(t)   Employment Agreement dated February 10, 1997, by and between
         GST USA, Inc. and GST Telecom Inc. and Daniel L. Trampush,
         incorporated by reference to Exhibit 10.2 to the March 1997
         Form 10-Q.
 10(u)   Reseller Agreement dated as of October 30, 1996, by and
         between Magnacom Wireless, L.L.C., and GST Telecom Inc.,
         incorporated by reference to Exhibit 10(z) to the 1996 Form
         10-K.
 10(w)   Agreement and Plan of Merger dated as of May 31, 1997, by
         and among Action Telcom Co., Britt E. Bilberry, Timothy
         Harding Bilberry, Paul S Bilberry, GST Action Telecom, Inc.
         and the Company, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated May 31, 1997.
 10(x)   Equipment Loan and Security Agreement dated December 19,
         1996 by and between NTFC Capital Corporation and GST
         Equipco, incorporated by reference to Exhibit 10(v) to the
         1996 Form 10-K.
 10(y)   Loan and Security Agreement dated as of September 4, 1996 by and between Siemens Stromberg-Carlson ("Siemens") and GST
         Switchco, Inc. ("GST Switchco"), incorporated by reference to Exhibit 10(d) to the Company's Form 10-Q for the period ended December 31, 1996 (the "December 1996 Form 10-Q").
 10(z)   Unconditional Continuing Guaranty dated as of September 4,
         1996 by and between Siemens and GST USA, Inc., incorporated by reference to Exhibit 10(e) to the December 1996 Form
         10-Q.
 10(aa)  Unconditional Limited Guaranty Agreement dated as of
         December 19, 1996 made by GST USA, Inc., in favor of NTFC
         Capital Corporation, incorporated by reference to Exhibit
         10(f) to the December 1996 Form 10-Q.
 10(bb)  Securities Purchase Agreement, dated as of February 28,
         1997, between the Company and Ocean Horizon SRL,
         incorporated by reference to Exhibit 4.1 to the Company's
         Form 8-K dated February 28, 1997 (the "February Form 8-K").
 10(cc)  Securityholders Agreement, dated as of February 28, 1997, between the Registrant and Ocean Horizon SRL, incorporated by reference to Exhibit 4.2 to the Company's February Form
         8-K.
 10(dd)  Credit Agreement dated as of September 30, 1997 by and between GST Telecom Hawaii, Inc. and TM Communications
         Hawaii LLC, incorporated by reference to Exhibit 99.1 to the
         Company's Form 8-K dated September 30, 1997 (the "September
         8-K").
 10(ee)  Service Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc, incorporated by reference to Exhibit 99.2 to the September
         8-K.
 10(ff)  Management Agreement dated as of September 30, 1997 by and between Pacwest Network, Inc. and GST Telecom Hawaii, Inc., incorporated by reference to Exhibit 99.3 to the September
         8-K.
 10(gg)  Agreement dated as of September 30, 1997 by and among GST
         Telecom Hawaii, Inc., GST Telecom Inc. and Pacwest Network,
         Inc., incorporated by reference to Exhibit 99.4 to the
         September 8-K.
 10(hh)  Stock Purchase Agreement dated December 31, 1997 by and among GST Telecommunications, Inc., GST USA, Inc. and World
         Access, Inc., incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated January 6, 1998.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 10(ii)  1997 Stock Option Plan of the Company, as amended to date, incorporated by reference to Exhibit (ii) to the 1997
         transition report on Form 10-K for the three month period
         ended December 31, 1997.
 10(jj)  Placement Agreement dated April 29, 1998 by and among GST
         Telecommunications, Inc., GST USA, Inc., GST Network
         Funding, Inc, and the several Placement Agents named in
         Schedule I thereto, incorporated by reference to Exhibit
         10.1 to the Company's Form 8-K filed May 19, 1998.
 10(kk)  Registration Rights Agreement dated May 4, 1998 by and among
         GST Telecommunications, Inc., GST USA, Inc., GST Network
         Funding, Inc. and Morgan Stanley & Co. Incorporated, Bear,
         Stearns & Co. Inc., Credit Suisse First Boston Corporation
         and SBC Warburg Dillon Read Inc., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 19,
         1998.
 10(ll)  Collateral Pledge and Security Agreement dated as of May 4,
         1998 from GST Network Funding, Inc. to United States Trust
         Company of New York, as trustee, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 19,
         1998.
 10(mm)  Reimbursement and Commitment Fee Agreement dated May 4, 1998 among GST Telecommunications, Inc., GST USA, Inc. and GST
         Network Funding, Inc., incorporated by reference to Exhibit
         10.4 to the Company's Form 8-K filed May 19, 1998.
 10(nn)  Employment Agreement dated March 3, 1999, effective as of
         October 20, 1998, by and between GST USA, Inc. and Joseph A.
         Basile, Jr.
 *21     Subsidiaries of the Company.
**23     Consent to the incorporation by reference in the Company's
         Registration Statements on Forms S-3 and S-8 of the
         independent auditors' report included herein.
 *27     Financial Data Schedule.

---------------
 * Previously filed.

** Filed herewith.