Form 10-Q
period 1999-06-30
GST TELECOMMUNICATIONS INC
filed 1999-08-16
CIK 911522

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                         Commission file number 1-12866
                                                -------

                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          CANADA                                   NOT APPLICABLE
----------------------------------         -----------------------------
(State or Other Jurisdiction               (IRS Employer Identification
 of Incorporation or Organization)                    Number)

    4001 MAIN STREET, VANCOUVER, WA                    98663
---------------------------------------            ------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 6, 1999, there were outstanding 37,558,205 Common Shares, without par value, of the Registrant.

                          GST TELECOMMUNICATIONS, INC.


                                      INDEX


                                                                               PAGE(S)
                                                                               -------
                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets - June 30, 1999
         and December 31, 1998                                                     2

         Condensed Consolidated Statements of Operations
         - Three and Six Months Ended June 30, 1999 and 1998                       3

         Condensed Consolidated Statements of Cash Flows
         - Six Months Ended June 30, 1999 and 1998                                 4

         Notes to Condensed Consolidated Financial Statements                     5-6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                     7-12


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                13


                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                      14-16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          16

SIGNATURES                                                                         17


                          GST Telecommunications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                            JUNE 30, 1999   DECEMBER 31, 1998 (1)
                                                            -------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    45,388    $    86,070
  Restricted investments                                          35,272         34,107
  Accounts receivable, net                                        42,042         32,935
  Investments                                                     32,446         16,246
  Inventory, net                                                   1,454          1,485
  Prepaid and other current assets                                21,213         11,454
                                                             -----------    -----------
         Total current assets                                    177,815        182,297
                                                             -----------    -----------

Restricted investments                                           119,710        247,257

Property and equipment                                           825,215        678,374
  less accumulated depreciation                                  (82,919)       (62,522)
                                                             -----------    -----------
                                                                 742,296        615,852

Other assets                                                     144,004        145,906
  less accumulated amortization                                  (49,104)       (40,029)
                                                             -----------    -----------
                                                                  94,900        105,877
                                                             -----------    -----------
         Total assets                                        $ 1,134,721    $ 1,151,283
                                                             -----------    -----------
                                                             -----------    -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                           $    29,624    $    26,411
  Accrued expenses                                                40,478         37,445
  Deferred revenue                                                16,163          6,030
  Current portion of capital lease obligations                     6,539          5,649
  Current portion of long-term debt                               13,533         13,417
                                                             -----------    -----------
         Total current liabilities                               106,337         88,952
                                                             -----------    -----------

Other liabilities                                                 31,600         21,377
Capital lease obligations, less current portion                   17,051         19,741
Long-term debt, less current portion                           1,123,307      1,092,959

Redeemable preference shares                                      65,603         61,741

Shareholders' deficit:
  Common shares                                                  240,212        234,267
  Accumulated deficit                                           (481,789)      (383,954)
  Accumulated other comprehensive income                          32,400         16,200
                                                             -----------    -----------
                                                                (209,177)      (133,487)
                                                             -----------    -----------
         Total liabilities and shareholders' deficit         $ 1,134,721    $ 1,151,283
                                                             -----------    -----------
                                                             -----------    -----------


(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1998.

     See notes to condensed consolidated financial statements.

                          GST Telecommunications, Inc.
                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)



                                                            THREE MONTHS                    SIX MONTHS
                                                           ENDED JUNE 30,                 ENDED JUNE 30,
                                                   ----------------------------    ----------------------------
                                                      1999             1998            1999             1998
                                                   ------------    ------------    ------------    ------------
Revenues:
     Telecommunications services                   $     51,214    $     37,737    $     99,938    $     66,917
     Construction, facility sales and other              19,551             756          25,427             756
     Product                                              1,157           1,034           2,239           1,898
                                                   ------------    ------------    ------------    ------------
         Total revenues                                  71,922          39,527         127,604          69,571
                                                   ------------    ------------    ------------    ------------
Operating costs and expenses:
     Network expenses                                    32,776          25,825          64,475          46,953
     Facilities administration and maintenance            4,265           3,701           9,400           7,656
     Cost of construction revenues                        6,954             200           9,468             200
     Cost of product revenues                               655             707           1,350           1,397
     Selling, general and administrative                 28,802          24,651          56,077          45,061
     Depreciation and amortization                       16,646          11,075          33,624          19,744
                                                   ------------    ------------    ------------    ------------
         Total operating costs and expenses              90,098          66,159         174,394         121,011
                                                   ------------    ------------    ------------    ------------
         Loss from operations                           (18,176)        (26,632)        (46,790)        (51,440)
                                                   ------------    ------------    ------------    ------------
Other expenses (income):
    Interest income                                      (2,622)         (6,793)         (6,483)        (11,728)
    Interest expense, net of amounts capitalized         27,776          25,250          56,036          46,525
    Gain on sale of subsidiary shares                      --              --              --           (61,266)
    Other                                                 1,293             492           1,492           1,121
                                                   ------------    ------------    ------------    ------------
                                                         26,447          18,949          51,045         (25,348)
                                                   ------------    ------------    ------------    ------------
         Loss before income taxes                       (44,623)        (45,581)        (97,835)        (26,092)
                                                   ------------    ------------    ------------    ------------
Income tax expense                                         --              --              --              --
                                                   ------------    ------------    ------------    ------------
         Net loss                                  $    (44,623)   $    (45,581)   $    (97,835)   $    (26,092)
                                                   ------------    ------------    ------------    ------------
                                                   ------------    ------------    ------------    ------------
         Net loss per share, basic and diluted (1) $      (1.30)   $      (1.36)   $      (2.76)   $      (0.83)
                                                   ------------    ------------    ------------    ------------
                                                   ------------    ------------    ------------    ------------
         Weighted average shares outstanding         37,341,335      35,966,492      36,903,627      35,606,617
                                                   ------------    ------------    ------------    ------------
                                                   ------------    ------------    ------------    ------------


(1) Net loss per share is increased for preference shares' accretion totaling $3,862 and $3,453 for the three and six-month periods ended June 30, 1999 and 1998, respectively.

See notes to condensed consolidated financial statements.

                          GST Telecommunications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                          ----------------------
                                                            1999         1998
                                                          ---------    ---------
Operations:
     Net loss                                             $ (97,835)   $ (26,092)
     Adjustments to reconcile net loss to net cash used
      in operations:
         Depreciation and amortization                       36,464       22,717
         Accretion and accrual of interest                   35,945       25,625
         Non-cash stock compensation and other expense        1,434        1,213
         Loss on disposal of assets                           1,755           56
         Equity in losses of investments and joint
          venture                                                --          593
         Gain on sale of subsidiary shares                       --      (61,266)
         Changes in non-cash operating working capital:
              Accounts receivable, net                       (9,276)      (6,574)
              Inventory                                          31         (137)
              Prepaid, other current and other assets,
               net                                           (9,759)       1,188
              Accounts payable and accrued liabilities       14,149       (6,719)
              Deferred revenue                               10,133          878
                                                          ---------    ---------
                  Cash used in operations                   (16,959)     (48,518)
                                                          ---------    ---------

Investments:
     Acquisition of subsidiaries, net of cash acquired           --      (35,471)
     Proceeds from sale of investments                           --          318
     Purchase of property and equipment                    (150,232)     (80,458)
     Proceeds from sale of property and equipment                --        3,584
     Purchase of other assets                                  (169)      (1,991)
     Change in investments restricted for the
          purchase of property and equipment                110,231     (254,335)
     Proceeds from the sale of subsidiary shares, net            --       85,048
     Cash disposed of in sale of subsidiary                      --       (5,252)
                                                          ---------    ---------
                  Cash used in  investing activities        (40,170)    (288,557)
                                                          ---------    ---------

Financing:
     Proceeds from long-term debt                             1,040      299,874
     Principal payments on long-term debt and capital
      leases                                                 (8,343)      (5,819)
     Issuance of common shares, net of issuance costs         7,599       15,832
     Deferred debt financing costs                               --      (12,876)
     Change in investments restricted to finance
      interest payments                                      16,151       17,703
                                                          ---------    ---------
                  Cash provided by financing activities      16,447      314,714
                                                          ---------    ---------

                  Decrease in cash and cash
                       equivalents                          (40,682)     (22,361)

Cash and cash equivalents, beginning of period               86,070      199,053
                                                          ---------    ---------

Cash and cash equivalents, end of period                  $  45,388    $ 176,692
                                                          ---------    ---------
                                                          ---------    ---------

See notes to condensed consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 1998 as included in the Company's annual report on Form 10-K/A.

2.       BASIC AND DILUTED NET LOSS PER SHARE

         For the three and six months ended June 30, 1999 and 1998, common stock equivalents were antidilutive and were not included in diluted weighted average shares outstanding. If the Company had reported net income for the periods presented, the weighted average number of common equivalent shares used to determine diluted net loss per share would have increased by 14,554,461 and 14,992,169 for the three and six months ended June 30, 1999, respectively, and 13,479,609 and 13,839,484 for the three and six months ended June 30, 1998, respectively.

3.       SHAREHOLDERS' EQUITY

         Shares issued and outstanding are as follows:


                                  JUNE 30, 1999     DECEMBER 31, 1998
                                  -------------     -----------------
     Common shares, no par value   37,469,614         36,264,066


                          GST TELECOMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



4.        SUPPLEMENTAL CASH FLOW INFORMATION


                                                                 SIX MONTHS
                                                                ENDED JUNE 30,
                                                             --------------------
                                                               1999        1998
                                                             --------    --------
Supplemental disclosure of cash flow information:
     Cash paid for interest                                  $ 24,079    $ 27,461
     Cash paid for income taxes                                    --          --

Supplemental schedule of non-cash investing and
 financing activities:
     Recorded in business combinations:
         Assets                                                    --      45,719
         Liabilities                                               --       7,900
           Common shares                                           --       2,348
     Disposition of subsidiary:
         Assets                                                (1,373)     35,480
         Liabilities                                              216       4,218
         Minority interest                                         --      12,732
     Amounts in accounts payable and accrued liabilities
      for the purchase of fixed assets at end of period        27,220      23,770
     Assets acquired through capital leases                     1,194       6,043
     Conversion of debt to equity                                 774        --



5.       ACCRUED SEVERANCE

         In the fourth quarter of 1998, the Company accrued $1,113 in severance-related costs. The following table details activity related to the severance accrual.

         Accrual at December 31, 1998           $1,113
         Payments                                 (737)
         Adjustments                               (61)
                                                ------
         Accrual at June 30, 1999               $  315
                                                ======


6.       ADOPTION OF NEW ACCOUNTING STANDARD

         In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales," an interpretation of FASB Statement No. 66, "Accounting for Sales of Real Estate." Interpretation No. 43 clarifies that the phrase ALL REAL ESTATE SALES, from Paragraph 1 of Statement No. 66, includes sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs. This Interpretation applies to all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. The Company is currently evaluating Interpretation No. 43 to determine the impact it will have on its financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to expected capital expenditures and expected trends in operating losses and cash flows, as well as any statements preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, risks associated with the Company's operating losses, risks relating to the Company's development and expansion and possible inability to manage growth, risks relating to the Company's significant capital requirements, substantial indebtedness and possible inability to service its debt, risks relating to competition and regulatory developments, risks relating to implementing local and enhanced services, risks relating to its long distance business, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, including Amendment No. 5 to the Company's Form S-4 as filed on August 4, 1999 and the Company's Form 10-K/A for the fiscal year ended December 31, 1998. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         The Company, through its subsidiaries, provides a broad range of integrated telecommunications products and services, including enhanced data and Internet services and comprehensive voice services throughout the United States, with a robust presence in California and the West. The Company continues to focus on its western regional strategy by anchoring its next generation networks in local markets and connecting them via long haul fiber networks. The Company's products include local dial tone, long distance, Internet, data transmission and private line services.

The following table highlights key statistical information about the Company, as of June 30, 1999:

-------------------------------------- ---------------------------------------
Access Lines, sold this quarter        52,173
-------------------------------------- ---------------------------------------
Access Lines, installed this quarter   30,696
-------------------------------------- ---------------------------------------
Cities Served                          48
-------------------------------------- ---------------------------------------
Route Miles, total                     6,823 (87% owned, 13% leased)
-------------------------------------- ---------------------------------------
Fiber Miles, total                     307,382 (97% owned, 3% leased)
-------------------------------------- ---------------------------------------
Collocations                           92
-------------------------------------- ---------------------------------------
Buildings On-Net                       715
-------------------------------------- ---------------------------------------


-------------------------------------- ---------------------------------------
Class 4/5 Switches Operational         15
-------------------------------------- ---------------------------------------
Frame Relay Switches Operational       24
-------------------------------------- ---------------------------------------
ATM Switches Operational               35
-------------------------------------- ---------------------------------------
Customers                              107,425
-------------------------------------- ---------------------------------------
Interconnection Agreements             13
-------------------------------------- ---------------------------------------
Employees                              1,258
-------------------------------------- ---------------------------------------


RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three month and six month periods ended June 30, 1999 increased $32.4 million, or 82.0%, and $58.0 million, or 83.4%, respectively, over the comparable three and six month periods ended
June 30, 1998. Telecommunications services revenues for the three and six month periods ended June 30, 1999 increased $13.5 million, or 35.7%, and $33.0 million, or 49.3%, respectively, over the comparable three and six month periods ended June 30, 1998. The increase in telecommunications services revenues resulted from increased local, long distance, data, and Internet services revenue as the Company launched new products and entered new markets. The Company is bundling these products to provide better access and services to its customers. In addition, for the six-month period ended June 30, 1999, the increase was also attributable to 1998 strategic acquisitions, including the acquisition of ICON Communications, Corp. Reciprocal compensation, which the Company recognizes based on interconnection agreements, totaled $1.5 million and $2.2 million for the three and six-month periods ended June 30, 1999, respectively, as compared to $0 for both the three and six-month periods ended June 30, 1998. Construction, facility sales and other revenue for the three and six month periods ended June 30, 1999 increased $18.8 million and $24.7 million, respectively, over the comparable three and six month periods ended June 30, 1998. The increase in construction, facility sales and other revenue was attributable to revenue from several agreements to sell or lease conduit and fiber capacity to other carriers. The Company anticipates it will record approximately $75.0 million in revenue, related to three significant transactions, in the third and fourth quarters of 1999. Product revenue for the three and six month periods ended June 30, 1999 increased $.1 million, or 11.9%,and $.3 million, or 18.0%, respectively, over the three and six month periods ended June 30, 1998.

         OPERATING EXPENSES. Total operating expenses for the three and six month periods ended June 30, 1999 increased $23.9 million, or 36.2%, and $53.4 million, or 44.1%, respectively, over the comparable three and six month periods ended June 30, 1998. Network expenses, which include direct local and long distance circuit costs, were 64.0% and 64.5%, respectively, of telecommunications services revenues for the three and six month periods ended June 30, 1999 compared to 68.4% and 70.2% for the comparable periods in the previous year. The decrease in network expenses as a percentage of telecommunications services revenue resulted primarily from an increase in traffic carried on the Company's network. Facilities administration and maintenance expenses for the three and six month periods ended June 30, 1999 were 8.3% and 9.4%, respectively, of telecommunications services revenues compared to 9.8% and 11.4% for the comparable periods ended June 30, 1998. The decrease in these expenses as a percentage of telecommunications services revenues primarily results from the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on the Company's networks.

         Cost of construction revenues for the three and six month periods ended June 30, 1999 were $7.0 million and $9.5 million, respectively, an increase of $6.8 million and $9.3 million over the comparable periods in the previous year. The increase was caused by the increase in construction, facility sales and other revenue. For the three and six month periods ended June 30, 1999, cost of construction revenues were 35.6% and 37.2%, respectively, of construction revenues, compared to 26.5% for both the three and six month periods ended June 30, 1998.

         Consistent with the comparable periods in 1998, cost of product revenues for the three and six month periods ended June 30, 1999 were $.7 million and $1.4 million, respectively. For the three and six month periods ended June 30, 1999 cost of product revenues were 56.6% and 60.3%, respectively, of product revenues, compared to 68.4% and 73.6% for the comparable three and six month periods ended June 30, 1998.

         Selling, general and administrative expenses for the three and six month periods ended June 30, 1999 increased $4.2 million, or 16.8%, and $11.0 million, or 24.4%, respectively, as compared to the three and six month periods ended June 30, 1998. The increase is due primarily to the expansion of the

Company's local and enhanced services operations, which resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to companies acquired in 1998. In addition, the Company had increased litigation costs related to its legal proceedings. See "Legal Proceedings" in "Part II: Other Information." As a percentage of total revenue, selling, general and administrative expenses for the three and six months ended June 30, 1999 were 40.0% and 43.9%, respectively, compared to 62.4% and 64.8%, respectively, for the three and six months ended June 30, 1998.

         Depreciation and amortization for the three and six month periods ended June 30, 1999 increased $5.6 million, or 50.3%, and $13.9 million, or 70.3%, respectively, as compared to the three and six months periods ended June 30, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to companies acquired by the Company in 1998. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 23.1% and 26.4% of total revenue for the three and six months ended June 30, 1999 compared to 28.0% and 28.4% for the comparable three and six month periods ended June 30, 1998.

         OTHER EXPENSES/INCOME. For the three and six month periods ended June 30, 1999, the Company recorded net other expense of $26.4 million and $51.0 million, respectively, compared to net other expense of $18.9 million and net other income of $25.3 million for the comparable three and six month periods ended June 30, 1998, respectively. For the six months ended June 30, 1998, net other income includes a $61.3 million gain resulting from the Company's sale of its remaining 63% interest in NACT Telecommunications, Inc. (the "NACT Sale"). Excluding such gain, net other expense would have increased $15.1 million for the six month period ended June 30, 1999 as compared to the same period in the previous year. The increase in net other expense related primarily to increased interest expense resulting from the issuance in May, 1998 of $500.0 million principal amount at maturity of 10.5% senior secured discount notes.

         NET INCOME/LOSS. Net loss for the three month period ended June 30, 1999 decreased $1.0 million, or 2.1%, to $44.6 million from $45.6 million for the three months ended June 30, 1998. Net loss for the six month period ended June 30, 1999 increased $71.7 million, or 275.0%, to $97.8 million from $26.1 million for the six month period ended June 30, 1998. Excluding the $61.3 million gain on the NACT Sale, net loss would have increased $10.4 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Such increase primarily relates to increased interest expense.

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

         At June 30, 1999, the Company had approximately $1,160.4 million of indebtedness outstanding. Although the Company's liquidity was substantially improved as a result of proceeds received from the sale of $312.4 million principal amount at maturity of 13.875% senior discount notes and $37.9 million principal amount at maturity of 13.875% convertible senior subordinated discount notes in December 1995 (collectively the "1995 Notes"), the sale of $265.0 million of 13.25% senior secured notes in May 1997 (the "Secured Notes"), the sale of $144.0 million of 12.75% senior subordinated accrual notes in November 1997 (the "Accrual Notes") and the sale of

$500.0 million principal amount at maturity of 10.5% senior secured discount notes in May 1998 (the "1998 Notes"), the Company has significant debt service obligations. The Company will be required to make principal and interest payments of approximately $36.5 million (of which $17.6 million will be made from funds securing the Secured Notes), $67.5 million (of which $17.6 million will be made from funds securing the Secured Notes), $113.5 million, $111.8 million and $155.3 million in the remainder of 1999 and in 2000, 2001, 2002, and 2003, respectively. In addition, the Company anticipates that cash flow from operations will be insufficient to pay interest in cash on the 1995 Notes when such interest becomes payable in June 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six scheduled interest payments on the Secured Notes is paid and to repay the 1995 Notes, the Secured Notes and the Accrual Notes in full and that such notes will need to be refinanced. The ability of the Company to effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of the Company. There can be no assurance that the Company will be able to improve its operating results or that the Company will be able to meet its debt service obligations.

         At June 30, 1999, the Company had cash, cash equivalents, and investments, including restricted investments, of approximately $232.8 million. The Company believes that such amounts will be sufficient to fund the Company's operations through the end of Fiscal 1999. Divestitures and other management actions may prolong capital availability into the fiscal year 2000 and beyond. Thereafter, the Company expects to require additional financing. The extent of additional financing will depend on, among other things, the rate of the Company's expansion and the success of the Company's businesses. In the event that the Company's plans or assumptions change or prove to be inaccurate, the Company incurs significant unexpected expenses, or the Company's cash resources, together with borrowings under the current financing arrangements prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). The Company may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained within the Company's financing arrangements. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have a material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such facility will be available to the Company in the future or that if such facility were available, that it would be available on terms and conditions acceptable to the Company.

         The Company anticipates that it will receive approximately $48 million of cash in the third quarter of 1999 from the completion of a network conduit agreement. In addition, the Company expects to receive between $27 million and $30 million in September 1999 from the settlement of a complaint against Global Light Telecommunications, Inc. See "Legal Proceedings" in "Part
II: Other Information."

         The Company's net cash used in operating and investing activities was $57.1 million and $337.1 million for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $16.4 million and $314.7 million for the six months ended June 30, 1999 and 1998, respectively.

         Capital expenditures for the six months ended June 30, 1999 and 1998 were $151.9 million and $97.5 million, respectively. The Company estimates capital expenditures of approximately $100 million and $150 million in the remainder of 1999 and in Fiscal 2000, respectively. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

YEAR 2000 PROGRAM

         The Company is currently verifying system readiness for the processing of date-sensitive information by its information technology ("IT") systems (applications, hardware, system software and interfaces) and its network operations. The review of IT systems and network operations is centrally managed through a year 2000 Program Management Office.

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

         COSTS. The total amount expended on the project through June 30, 1999 was approximately $1.9 million. The total cost of the year 2000 project is estimated to be $3.3 million, including $.3 million in internal staffing costs, $1.8 million in external staffing costs and $1.2 million in hardware and software upgrade costs. This cost may be reduced if software and hardware are replaced with compliant systems as a result of other currently scheduled capital projects. The Company does not expect remediation costs to have a material adverse effect on its financial position, results of operation or cash flows. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are now required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company must adopt SFAS No. 133 by January 1, 2001. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

         In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales," an interpretation of FASB Statement No. 66, "Accounting for Sales of Real Estate." Interpretation No. 43 clarifies that the phrase ALL REAL ESTATE SALES, from Paragraph 1 of Statement No. 66, includes sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs. This Interpretation applies to all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. The Company is currently evaluating Interpretation No. 43 to determine the impact it will have on its financial statements.

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


                                                                                 EXPECTED MATURITY
                                                                              (In thousands of dollars)
                                           ---------------------------------------------------------------------------------------
                                                                                                                          Market
                                                                                                                        Value at
                                                                                                                        June 30,
                                            1999     2000      2001     2002     2003    Thereafter       Total         1999 (1)
                                            ----     ----      ----     ----     ----    ----------       -----         --------
Long-term Debt:
 Fixed rate                                $   30                                        $1,259,304 (2) $1,259,334 (2)  $1,209,726
  Average interest rate                      10.0%                                           12.275%
 Variable rate                             $6,189   $17,122   $19,733  $20,427  $21,295  $   17,087     $  101,853
  Average interest rate (LIBOR plus)         3.38%     3.26%     3.28%    3.33%    3.34%       3.15%

Capital Leases:
 Fixed rate                                $3,161   $ 5,501   $ 2,272  $ 1,833  $ 1,863  $    8,960     $   23,590
  Average interest rate                     12.36%    12.36%    12.36%   12.36%   12.36%      12.36%

Redeemable Preferred Stock:
 Fixed rate                                                                              $  112,000     $  112,000
  Average interest rate                                                                       11.88%



(1)  Based on quoted market prices at June 30, 1999
(2)  Includes $224.3 million of unaccreted discount


         MARKET PRICE RISK - The Company's risk exposure associated with market price is limitied to its long-term debt that is publicly traded. Such debt is recorded at book value, which could vary from current market prices.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GST AND GST TELECOM  V. GLOBAL LIGHT TELECOMMUNICATIONS, INC., ET AL.

         On October 20, 1998, GST and GST Telecom, Inc. ("GST Telecom") (collectively, the "GST Companies") filed a complaint in the Superior Court of California, County of Santa Clara, No. CV777408, against GST Global Telecommunications, Inc., now known as Global Light Telecommunications, Inc. ("Global") and six former GST officers and directors. The complaint includes claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity. The complaint seeks an accounting, a constructive trust, and restitution of the GST Companies' interest in the opportunity and also seeks unspecified exemplary and punitive damages and reimbursement of attorneys' fees.

         In particular, the complaint alleges that Global and the individual defendants misappropriated the GST Companies' joint venture interest in Bestel, the owner of a 2,270 kilometer fiber optic telecommunications network in Mexico. The lawsuit alleges that the individual defendants caused the GST Companies' 49% interest in Bestel to be transferred to Global, then a shell corporation in which the individuals, had secretly invested. No written agreement validated the transfer. The GST Companies therefore seek return of the asset and monetary compensation to remedy the loss arising from the wrongful transfer.

         On December 23, 1998, the defendants filed a motion to stay or dismiss the action on grounds of inconvenient forum. The Superior Court granted the defendants' motion to stay the proceedings on February 5, 1999, and the GST Companies filed a notice of appeal on February 9, 1999.

         On July 12, 1999, the GST Companies entered into a tentative settlement with Global Light Telecommunications, W. Gordon Blankstein, Ian Watson, and Peter E. Legault (the "Global Parties"). Pursuant to the terms of that settlement, the Global Parties will dismiss with prejudice all claims asserted against GST, its affiliates, officers and directors, and the GST Companies will dismiss with prejudice all claims against the Global Parties with the exception of the claims asserted in GST v. Gordon Blankstein, et al. relating to the allegedly wrongful release of escrowed shares. In consideration of the GST Companies' dismissals, the Global Parties will pay the GST Companies the sum of US$27 million on September 15, 1999. Additionally, if the average closing price of Global Light Telecommunications stock on the American Stock Exchange for the twenty trading days preceding September 15, 1999, equals or exceeds US$10 per share, the Global parties shall, on September 15, 1999, make an additional payment of US$3 million.

         The settlement agreement is subject to the preparation and execution of customary settlement agreements, regulatory approvals, and the funding and payment of the settlement amount by the Global Parties.

WARTA V. GST, GST USA AND GST TELECOM AND COUNTERCLAIMS

         On January 25, 1999, John Warta filed a complaint in the Superior Court of Washington, King County, No. 99-2-02287-4SEA, against GST, GST USA, Inc. ("GST USA"), and GST Telecom (collectively, the "GST Companies"). The complaint, which relates to the circumstances under which Mr. Warta ceased to serve as an officer and director of the GST Companies, includes claims for breach of employment agreement, breach of the covenant of good faith and fair dealing, violation of wage statutes, and indemnity.

         On February 23, 1999, the GST Companies answered by denying all liability and filed counterclaims against Mr. Warta, Global and five other former officers and directors for liability with respect to the matters leading to the termination of Mr. Warta's employment. In particular, the GST Companies seek recovery under Washington law for breaches committed with respect to the wrongful use of the GST Companies' funds for the purchase of telecommunications licenses by Mr. Warta through companies he owns and other matters.

         See "GST and GST Telecom v. Global Light Telecommunications, Inc., et al." for a discussion of a tentative settlement as it relates to the counterclaims against Global and Messrs. Blankstein, Watson and Legault.

GST V. SANDER

         On February 9, 1999, GST filed a complaint in the Superior Court for the State of Washington, Clark County, No. 99-2-00573-6, against Clifford Sander, the former treasurer of GST. The complaint, which is based on Mr. Sander's alleged misconduct as an officer of GST, includes claims for fraud, breach of fiduciary duty, unjust enrichment, and unfair business practices, and seeks an accounting, imposition of a constructive trust, compensatory damages, costs of suit, attorneys' fees, and treble damages. In particular, the complaint seeks relief based on Mr. Sander's misuse of insider information in the purchase of stock, wrongful disbursements to third parties, and involvement in a fraudulent release of stock from escrow to three former directors and/or officers of GST. Mr. Sander has not yet responded to the complaint. On May 5, 1999, the court transferred this action to King County, Superior Court in Seattle.

GLOBAL AND MEXTEL V. GST AND GST TELECOM

         On January 27, 1999, Global and GST Mextel, Inc. ("Mextel") filed a complaint in the Supreme Court of British Columbia, No. C990449, against GST and GST Telecom (collectively, the "GST Companies"). The complaint, which arises from the same matters for which GST and GST Telecom brought suit against Global et al. in the Superior Court of California, includes claims for declaratory and injunctive relief to confirm the ownership of the Mexican business opportunity by Global, and unspecified general and special damages. In particular, Global seeks a declaration from the court that it is entitled to retain the equity interest in Bestel, or at least a judicial determination of the amount Global owes the GST Companies. The GST Companies have denied all liability and have asserted counterclaims for damages and for a constructive trust in the Bestel opportunity.

         See "GST and GST Telecom v. Global Light Telecommunications, Inc., et al." for a discussion of a tentative settlement.

IRWIN ET AL. V. GST ET AL.

         On January 28, 1999, Messrs. Stephen Irwin, Robert Hanson, Peter Legault, Clifford Sander, and John Warta, all former GST officers or directors, filed a complaint in the Supreme Court of British Columbia, No. C990488, against GST, GST Telecom, and four current GST directors (collectively, the "GST Parties"). The complaint, which arises from the same matters for which GST and GST Telecom brought suit against Global et al. in the Superior Court of California, includes claims for oppression and declaratory relief, and seeks unspecified actual and punitive damages, cost, and attorneys' fees. In particular, the plaintiffs have asked the court to declare that the plaintiffs may retain the Global stock they purchased while fiduciaries of GST and seek to have the Canadian court enjoin the GST Parties from pursuing its claims against them. The GST Parties will vigorously dispute the allegations in the complaint.

         See "GST and GST Telecom v. Global Light Telecommunications, Inc., et al." for a discussion of a tentative settlement as it relates to Mr. Legault and the GST Parties.

GST V. GORDON BLANKSTEIN, ET AL

         On June 4, 1999, GST commenced an action in the Supreme Court of British Columbia, No. C992879, against Gordon Blankstein, Robert Blankstein, Ian Watson and Clifford Sander seeking a constructive trust over the proceeds of 750,000 shares of GST stock wrongfully removed from an escrow account by Messrs. Blankstein, Blankstein and Watson, with the assistance of Mr. Sander. The defendants have not responded yet to the lawsuit.


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


Date: AUGUST 16, 1999       GST TELECOMMUNICATIONS, INC.
                                  (Registrant)


                            /s/ Daniel L. Trampush
                            ---------------------------------------------------
                            Daniel L. Trampush,
                            (Senior Vice President and Chief Financial Officer)