Form 10-Q
period 1999-09-30
GST TELECOMMUNICATIONS INC
filed 1999-11-15
CIK 911522

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to

                         Commission file number 1-12866

                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Canada                                   Not Applicable
--------------------------------              --------------------------------
(State or Other Jurisdiction                  (IRS Employer Identification
 of Incorporation or Organization)              Number)

    4001 Main Street, Vancouver, WA                     98663
---------------------------------------               ----------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100
                                                   -----------------

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

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 5, 1999, there were outstanding 37,714,059 Common Shares, without par value, of the Registrant.

                          GST TELECOMMUNICATIONS, INC.

                                      INDEX


                                                                                                               PAGE(S)

                          PART I: FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:

               Condensed Consolidated Balance Sheets - September 30,
               1999 and December 31, 1998                                                                            2

               Condensed Consolidated Statements of Operations
               - Three and Nine Months Ended September 30, 1999 and
               1998                                                                                                  3

               Condensed Consolidated Statements of Cash Flows
               - Nine Months Ended September 30, 1999 and 1998                                                       4

               Notes to Condensed Consolidated Financial
               Statements                                                                                            5-8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                                   8-15

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                           16


                           PART II: OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                                                                    17-19

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                                     19

SIGNATURES                                                                                                          20

                                        -1-

                          GST Telecommunications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


ASSETS                                                                    SEPTEMBER 30, 1999         DECEMBER 31, 1998    (1)
                                                                          --------------------       -------------------
Current assets:
  Cash and cash equivalents                                            $                45,204    $              86,070
  Restricted investments                                                                36,496                   34,107
  Accounts receivable, net                                                              72,161                   32,935
  Investments                                                                           36,721                   16,246
  Inventory, net                                                                         1,204                    1,485
  Prepaid and other current assets                                                      25,282                   11,454
                                                                          ---------------------      -------------------

         Total current assets                                                          217,068                  182,297
                                                                          ---------------------      -------------------

Restricted investments                                                                  56,105                  247,257

Property and equipment                                                                 904,963                  678,374
  less accumulated depreciation                                                        (96,943)                 (62,522)
                                                                          ---------------------      -------------------
                                                                                       808,020                  615,852

Other assets                                                                           143,796                  145,906
  less accumulated amortization                                                        (54,701)                 (40,029)
                                                                          ---------------------      -------------------
                                                                                        89,095                  105,877
                                                                          ---------------------      -------------------

         Total assets                                                  $             1,170,288    $           1,151,283
                                                                          =====================      ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                     $                26,210    $              26,411
  Accrued expenses                                                                      60,411                   37,445
  Deferred revenue                                                                      14,614                    6,030
  Current portion of capital lease obligations                                           5,887                    5,649
  Current portion of long-term debt                                                     15,461                   13,417
                                                                          ---------------------      -------------------

         Total current liabilities                                                     122,583                   88,952
                                                                          ---------------------      -------------------

Other liabilities                                                                       37,439                   21,377
Capital lease obligations, less current portion                                         16,052                   19,741
Long-term debt, less current portion                                                 1,137,851                1,092,959

Redeemable preference shares                                                            65,603                   61,741

Shareholders' deficit:
  Common shares                                                                        241,198                  234,267
  Accumulated deficit                                                                 (487,113)                (383,954)
  Accumulated other comprehensive income                                                36,675                   16,200
                                                                          ---------------------      -------------------

                                                                                      (209,240)                (133,487)
                                                                          ---------------------      -------------------

         Total liabilities and shareholders' deficit                   $             1,170,288    $           1,151,283
                                                                          =====================      ===================


(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1998.

     See notes to condensed consolidated financial statements.

                          GST Telecommunications, Inc.
                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)


                                                                  THREE MONTHS                       NINE MONTHS
                                                               ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          -----------------------------      -----------------------------
                                                               1999            1998              1999             1998
                                                          -------------    ------------      ------------     ------------
Revenues:
     Telecommunications services                       $        50,424  $       39,091    $      150,362   $      106,008
     Construction, facility sales and other                     45,555           3,250            70,982            4,006
     Product                                                     1,342           1,493             3,581            3,391
                                                          -------------    ------------      ------------     ------------

         Total revenues                                         97,321          43,834           224,925          113,405
                                                          -------------    ------------      ------------     ------------

Operating costs and expenses:
     Network expenses                                           32,295          27,933            96,770           74,886
     Facilities administration and maintenance                   5,348           4,201            14,748           11,857
     Cost of construction revenues                              16,722             300            26,190              500
     Cost of product revenues                                      689             810             2,039            2,207
     Selling, general and administrative                        30,828          24,871            86,905           69,932
     Depreciation and amortization                              18,676          12,420            52,300           32,164
                                                          -------------    ------------      ------------     ------------

         Total operating costs and expenses                    104,558          70,535           278,952          191,546
                                                          -------------    ------------      ------------     ------------

         Loss from operations                                   (7,237)        (26,701)          (54,027)         (78,141)
                                                          -------------    ------------      ------------     ------------

Other expenses (income):
    Interest income                                             (2,037)         (7,492)           (8,520)         (19,220)
    Interest expense, net of amounts capitalized                28,022          27,830            84,058           74,355
    Gain on sale of subsidiary shares                              ---             ---               ---          (61,266)
    Other                                                      (27,898)         16,275           (26,406)          17,396
                                                          -------------    ------------      ------------     ------------

                                                                (1,913)         36,613            49,132           11,265
                                                          -------------    ------------      ------------     ------------


         Loss before income taxes                               (5,324)        (63,314)         (103,159)         (89,406)
                                                          -------------    ------------      ------------     ------------

Income tax expense                                                 ---             ---               ---              ---
                                                          -------------    ------------      ------------     ------------

         Net loss                                      $        (5,324) $      (63,314)   $     (103,159)  $      (89,406)
                                                          =============    ============      ============     ============

         Net loss per share, basic and diluted (1)     $         (0.14) $        (1.76)   $        (2.88)  $        (2.60)
                                                          =============    ============      ============     ============

         Weighted average shares outstanding                37,550,357      36,063,767        37,121,573       35,737,086
                                                          =============    ============      ============     ============



(1) Net loss per share is increased for preference shares' accretion totaling $3,862 and $3,453 for the nine month periods ended September 30, 1999 and 1998, respectively.

See notes to condensed consolidated financial statements.

                          GST Telecommunications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                            NINE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                  1999                 1998
                                                              --------------      ----------------
Operations:
     Net loss                                                $     (103,159)     $        (89,406)
     Adjustments to reconcile net loss to net cash used
       in operations:
         Depreciation and amortization                               56,990                45,355
         Accretion and accrual of interest                           53,832                35,112
         Non-cash stock compensation and other expense                1,662                 1,213
         Loss on disposal of assets                                   3,430                    56
         Equity in losses of investments and joint venture              ---                   593
         Gain on sale of subsidiary shares                              ---               (61,266)
         Reserve on long term assets                                    ---                15,668
         Changes in non-cash operating working capital:
              Accounts receivable, net                              (39,395)              (15,165)
              Inventory                                                 281                  (508)
              Prepaid, other current and other assets, net          (14,318)                1,971
              Accounts payable and accrued liabilities               32,328                 6,304
              Deferred revenue                                        8,584                 6,326
                                                              --------------      ----------------
                  Cash provided by (used in) operations                 235               (53,747)
                                                              --------------      ----------------

Investments:
     Acquisition of subsidiaries, net of cash acquired                  ---               (35,471)
     Proceeds from sale of investments                                  ---                   327
     Purchase of property and equipment                            (227,858)             (147,822)
     Proceeds from sale of assets                                     1,500                 3,584
     Purchase of other assets                                          (333)               (2,638)
     Change in investments restricted for the
          purchase of property and equipment                        173,148              (237,685)
     Proceeds from the sale of subsidiary shares, net                   ---                85,048
     Cash disposed of in sale of subsidiary                             ---                (5,252)
                                                              --------------      ----------------
                  Cash used in investing activities                 (53,543)             (339,909)
                                                              --------------      ----------------

Financing:
     Proceeds from long-term debt                                     1,782               300,562
     Principal payments on long-term debt and capital leases        (13,312)              (22,714)
     Issuance of common shares, net of issuance costs                 8,357                16,578
     Deferred debt financing costs                                      ---               (12,945)
     Change in investments restricted to finance interest
         payments                                                    15,615                16,682
                                                              --------------      ----------------
                  Cash provided by financing activities              12,442               298,163
                                                              --------------      ----------------

                  Decrease in cash and cash
                       equivalents                                  (40,866)              (95,493)

Cash and cash equivalents, beginning of period                       86,070               199,053
                                                              --------------      ----------------

Cash and cash equivalents, end of period                     $       45,204      $        103,560
                                                              ==============      ================


See notes to condensed consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 1998 as included in the Company's annual report on Form 10-K/A.

2.       BASIC AND DILUTED NET LOSS PER SHARE

         For the three and nine months ended September 30, 1999 and 1998, common stock equivalents were antidilutive and were not included in diluted weighted average shares outstanding. If the Company had reported net income for the periods presented, the weighted average number of common equivalent shares used to determine diluted net loss per share would have increased by 14,693,507 and 15,122,291 for the three and nine months ended September 30, 1999, respectively, and 13,350,426 and 13,677,107 for the three and nine months ended September 30, 1998, respectively.

3.       SHAREHOLDERS' EQUITY

     Shares issued and outstanding are as follows:


                                                 SEPTEMBER 30,                  DECEMBER 31,
                                                     1999                           1998
                                            ------------------------      ------------------------
     Common shares, no par value                         37,577,514                    36,264,066


                        GST TELECOMMUNICATIONS, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                ---------------------------
                                                                   1999            1998
                                                                -----------      ----------
Supplemental disclosure of cash flow information:
     Cash paid for interest                                       $27,143          $30,681
     Cash paid for income taxes                                       ---              ---

Supplemental schedule of non-cash investing
  and financing activities:
      Recorded in business combinations:
         Assets                                                       ---           45,719
         Liabilities                                                  ---            7,900
         Common shares                                                ---            2,348
      Disposition of subsidiary:
         Assets                                                     2,579           35,480
         Liabilities                                                 (216)           4,218
         Minority interest                                            ---           12,732
      Amounts in accounts payable and accrued
         liabilities for the purchase of fixed assets at
         end of period                                             28,560           24,560
      Assets acquired through capital leases                        1,590            9,347
      Conversion of debt to equity                                    774              ---

5.       ACCRUED SEVERANCE

         In the fourth quarter of 1998, the Company accrued $1,113 in severance-related costs. The following table details activity related to the severance accrual.

                  Accrual at December 31, 1998              $1,113

                  Payments                                    (737)
                  Adjustments                                  (61)
                                                           --------
                  Accrual at September 30, 1999             $  315
                                                           ========

6.       ADOPTION OF NEW ACCOUNTING STANDARD

         In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales," an interpretation of FASB Statement No. 66, "Accounting for Sales of Real Estate." Interpretation No. 43 clarifies that the phrase ALL REAL ESTATE SALES, from Paragraph 1 of Statement No. 66, includes sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs.
This Interpretation applies to all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. While the Company is still evaluating the full effect of the new interpretation, it anticipates that FIN 43 will impact revenue recognition for all dark fiber and conduit lease and sale transactions entered into after June 30, 1999.

7.       RECENT DEVELOPMENTS

A. The following table details a measurement and reporting structure recently adopted by the Company's chief operating decision makers for the three and nine month periods ended September 30, 1999 and 1998.

                           Revenues and Adjusted EBITDA by Operational Category

                                                                   THREE MONTHS                      THREE MONTHS
                                                             ENDED SEPTEMBER 30, 1999          ENDED SEPTEMBER 30, 1998
                                                          ------------------------------     ------------------------------
                                                                             ADJUSTED                          ADJUSTED
                                                            REVENUES          EBITDA          REVENUES          EBITDA
                                                          -------------    -------------     ------------     ------------
Core ICP                                               $        26,158  $         1,245   $       10,116   $      (5,493)

Acquisition and legacy                                          24,572          (3,053)           29,562          (2,633)

Product and facility sales                                      46,591           29,001            4,156            2,969

Corporate overhead costs                                           ---         (15,151)              ---          (8,749)
                                                          -------------    -------------     ------------     ------------

Total                                                  $        97,321  $        12,042   $       43,834   $     (13,906)
                                                          =============    =============     ============     ============

                                                                   NINE MONTHS                       NINE MONTHS
                                                            ENDED SEPTEMBER 30, 1999           ENDED SEPTEMBER 30, 1998
                                                          -----------------------------      -----------------------------
                                                                            ADJUSTED                           ADJUSTED
                                                            REVENUES         EBITDA           REVENUES          EBITDA
                                                          -------------    ------------      ------------     ------------
Core ICP                                                  $     66,649     $     (705)       $    25,462     $   (14,960)

Acquisition and legacy                                          84,844         (3,517)            80,896          (8,317)

Product and facility sales                                      73,432          45,087             7,047            4,301

Corporate overhead costs                                           ---        (39,805)               ---         (24,661)
                                                          -------------    ------------      ------------     ------------

Total                                                     $    224,925     $     1,060       $    113,405     $   (43,637)
                                                          =============    ============      ============     ============

         The Company categorizes its operations as follows: 1) Core ICP operations (also known as "CLEC cities"); 2) Acquisition and Legacy; 3) Product and Facility Sales; and 4) Corporate Overhead Costs. Core ICP operations includes those markets where the Company has both switching and network assets deployed. The acquisition and legacy category encompasses those business operations acquired by GST that do not prominently feature facilities-based service. Product and facility sales are attributable to several agreements to lease, construct or sell conduit and fiber to other carriers. Corporate overhead costs include costs related to engineering, information management, sales, marketing, management and other support functions.

         Adjusted EBITDA consists of loss before interest, income taxes, depreciation and amortization, minority interest, gains and losses on the disposition of assets and non-cash charges. Management believes that Adjusted EBITDA provides a meaningful measure of operating cash flow (without the effects of working capital changes) for the continuing operations of the Company by excluding the effects of non-cash expenses and non-operating activities. However, Adjusted EBITDA should not be used as an alternative to operating loss and net loss as determined in accordance with GAAP.

B. On October 21, 1999, the Company learned that putative securities class action lawsuits had been filed in the United States District Court for the Western District of Washington against the Company, certain former officers and directors of the Company and against Global Light
Telecommunications, Inc. See "Legal Proceedings" in Part II: Other
Information.

C. Reference is made to "Recent Developments" in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report on Form 10-K/A for the fiscal year ended December 31, 1998 in which the Company disclosed potential technical violations of certain debt convenants. On September 16, 1999, the Company received $30.0 million from Global Light Telecommunicatons, Inc. and others in connections with the settlement of various lawsuits. See "Legal Proceedings" in Part II. Other Information. As a result, the Company believes that there is currently no basis on which the noteholders could declare a default under the indentures relating to the Company's debt issuances.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. All statements included in this Quarterly Report, other than statements of historical facts, are forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's strategy, future operations, financial position, projected costs, prospects, plans and objectives of management.

         Certain statements contained in this Quarterly Report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

-    the significant amount of the Company's indebtedness;

- the Company's limited operating history and expectation of operating losses;

- the availability and terms of the significant additional capital required to fund the Company's expansion;

- the extensive competition the Company expects to face in each of its markets;

- the Company's dependence on sophisticated information and processing systems;

-    the Company's ability to manage growth;

- the Company's ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions;

-    technological change; and

-    changes in, or the failure to comply with, existing government regulations.

All forward-looking statements speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Quarterly Report are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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

The following table highlights key statistical information about the Company, as of September 30, 1999:


----------------------------------------- --------------------------------------
Access Lines, sold this quarter             38,712
----------------------------------------- --------------------------------------
Access Lines, installed this quarter        30,887
----------------------------------------- --------------------------------------
Cities Served                               49
----------------------------------------- --------------------------------------
Route Miles, total                          6,808 (87% owned, 13% leased)
----------------------------------------- --------------------------------------
Fiber Miles, total                          389,162 (98% owned, 2% leased)
----------------------------------------- --------------------------------------
Collocations                                98
----------------------------------------- --------------------------------------
Class 4/5 Switches Operational              15
----------------------------------------- --------------------------------------
Frame Relay Switches Operational            23
----------------------------------------- --------------------------------------
ATM Switches Operational                    37
----------------------------------------- --------------------------------------
Customers                                   96,527
----------------------------------------- --------------------------------------
Interconnection Agreements                  12
----------------------------------------- --------------------------------------
Employees                                   1,297
----------------------------------------- --------------------------------------

RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three month and nine month periods ended September 30, 1999 increased $53.5 million, or 122.0%, and $111.5 million, or 98.3%, respectively, over the comparable three and nine month periods ended September 30, 1998. Telecommunications services revenues for the three and nine month periods ended September 30, 1999 increased $11.3 million, or 29.0%, and $44.4 million, or 41.8%, respectively, over the comparable three and nine month periods ended September 30, 1998. The increase in telecommunications services revenues resulted from increased local, long distance, data and Internet services revenue as the Company launched new products and entered new markets. The Company bundles these products to provide better access and services to its customers. In addition, for the nine month period ended September 30, 1999, the increase was also attributable to 1998 strategic acquisitions, including the acquisition of ICON Communications Corporation. Reciprocal compensation, which the Company recognizes based on interconnection agreements, totaled $3.0 million and $5.2 million for the three and nine month periods September 30, 1999, respectively, as compared to $0 for both the three and nine-month periods ended September 30, 1998. Construction, facility sales and other revenue for the three and nine month periods ended September 30, 1999 increased $42.3 million and $67.0 million, respectively, over the comparable three and nine month periods ended September 30, 1998. The increase in construction, facility sales and other revenue was attributable to revenue from several agreements to sell, construct or lease conduit and fiber to other carriers. The Company anticipates it will record approximately $40.0 million in revenue, related to three separate transactions, in the fourth quarter of 1999 and the first quarter of 2000. Product revenue for the three and nine month periods ended September 30, 1999 decreased $.2 million, or 10.1%, and increased $.2 million, or 5.6%, respectively, over the three and nine month periods ended September 30, 1998.

         OPERATING EXPENSES. Total operating expenses for the three and nine month periods ended September 30, 1999 increased $34.0 million, or 48.2%, and $87.4 million, or 45.6%, respectively, over the comparable three and nine month periods ended September 30, 1998. Network expenses, which include direct local and long distance circuit costs, were 64.0% and 64.4%, respectively, of telecommunications services revenues for the three and nine month periods ended September 30, 1999 compared to 71.5% and 70.4% for the comparable periods in the previous year. The decrease in network expenses as a percentage of telecommunications services revenue resulted primarily from an increase in traffic carried on the Company's network. Facilities administration and maintenance expenses for the three and nine month periods ended September 30, 1999 were 10.6% and 9.8%, respectively, of telecommunications services revenues compared to 10.7% and 11.2% for the comparable periods ended September 30, 1998. The decrease in these expenses as a percentage of telecommunications services revenues for the nine month period primarily resulted from the inclusion of revenues from strategic acquisitions, substantially all of which were not generated on the Company's networks.

         Cost of construction revenues for the three and nine month periods ended September 30, 1999 were $16.7 million and $26.2 million, respectively, an increase of $16.4 million and $25.4 million over the comparable periods in the previous year. The increase was caused by the increase in construction, facility sales and other revenue. For the three and nine month periods ended September 30, 1999, cost of construction revenues were 36.7% and 36.9%, respectively, of construction revenues, compared to 9.2% and 19.9% for the three and nine month periods ended September 30, 1998.

         Cost of product revenues for the three and nine month periods ended September 30, 1999 were $.7 million and $2.0 million, respectively, as compared with $.8 million and $2.2 million for the three and nine month periods ended September 30, 1998. For the three and nine month periods ended September 30, 1999 cost of product revenues were 51.3% and 56.9%, respectively, of product revenues, compared to 54.3% and 65.1% for the comparable three and nine month periods ended September 30, 1998.

         Selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 increased $6.0 million, or 24.0%, and $17.0 million, or 24.3%, respectively, as compared to the three and nine month periods ended September 30, 1998. The increase is primarily due to: 1) the expansion of the Company's local and enhanced services operations, which resulted in additional marketing, management information and sales staff; 2) selling, general and administrative expenses related to companies acquired in 1998; 3) increased bad debt expenses related to reserves recorded for certain ISP and carrier customers; and 4) increased bonuses related to the Company's Variable Incentive Plan. In addition, the Company had increased litigation costs related to its legal proceedings described in "Legal Proceedings" in "Part II: Other Information." As a percentage of total revenue, selling, general and administrative expenses for the three and nine months ended September 30, 1999 were 31.7% and 38.6%, respectively, compared to 56.7% and 61.7%, respectively, for the three and nine months ended September 30,

1998. The decrease in selling, general and administrative expenses as a percentage of total revenue relates primarily to increased construction, facility sales and other revenue.

         Depreciation and amortization for the three and nine month periods ended September 30, 1999 increased $6.3 million, or 50.4%, and $20.1 million, or 62.6%, respectively, as compared to the three and nine month periods ended September 30, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service. The nine month period increase is also attributable to the amortization of intangible assets related to companies acquired in 1998. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 19.2% and 23.3% of total revenue for the three and nine months ended September 30, 1999 compared to 28.3% and 28.4% for the comparable three and nine month periods ended September 30, 1998.

         OTHER EXPENSES/INCOME. For the three and nine month periods ended September 30, 1999, the Company recorded net other income of $1.9 million and net other expense of $49.1 million, respectively, compared to net other expense of $36.6 million and $11.3 million for the comparable three and nine month periods ended September 30, 1998, respectively. For the three and nine months ended September 30, 1999, net other income/expense includes a $28.0 million gain (net) resulting from a payment received from Global Light Telecommunications in connection with the settlement of various lawsuits (the "Global Settlement"). Excluding such gain, net other expense would have decreased $10.5 million for the three months ended September 30, 1999. Such decrease relates primarily to a $15.7 million loss reserve recorded in September 1998 for amounts paid to Magnacom Wireless, LLC ("Magnacom"). For the nine months ended September 30, 1998, net other income includes a $61.3 million gain resulting from the Company's sale of its remaining 63% interest in NACT Telecommunications, Inc. (the "NACT Sale"). Excluding the gain on the Global Settlement in 1999 and the gain on the NACT Sale in 1998, net other expense would have increased $4.5 million for the nine month period ended September 30, 1999 as compared to the same period in the previous year. The increase in net other expense related primarily to increased interest expense resulting from the issuance in May, 1998 of $500.0 million principal amount at maturity of 10.5% senior secured discount notes and the $15.7 million loss reserve recorded related to Magnacom.

         NET INCOME/LOSS. Net loss for the three month period ended September 30, 1999 decreased $58.0 million, or 91.6%, to $5.3 million from $63.3 million for the three months ended September 30, 1998. Net loss for the nine month period ended September 30, 1999 increased $13.8 million, or 15.4%, to $103.2 million from $89.4 million for the nine month period ended September 30, 1998. Excluding the $28.0 million gain (net) on the Global Settlement, net loss would have decreased $30.0 million for the three months ended September 30, 1999. The decrease in net loss primarily related to increased construction and facility sales. Excluding the $28.0 million gain (net) on the Global Settlement in 1999 and $61.3 million gain on the NACT Sale in 1998, net loss would have decreased $19.5 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Such decrease primarily relates to increased construction and facility sales.

         The following table details a measurement and reporting structure recently adopted by the Company's chief operating decision makers for the three and nine month periods ended September 30, 1999 and 1998.

                          Revenues and Adjusted EBITDA by Operational Category

                                                                   THREE MONTHS                      THREE MONTHS
                                                             ENDED SEPTEMBER 30, 1999          ENDED SEPTEMBER 30, 1998
                                                          ------------------------------     ------------------------------
                                                                             ADJUSTED                          ADJUSTED
                                                            REVENUES          EBITDA          REVENUES          EBITDA
                                                          -------------    -------------     ------------     ------------
Core ICP                                               $        26,158  $         1,245   $       10,116   $      (5,493)

Acquisition and legacy                                          24,572          (3,053)           29,562          (2,633)

Product and facility sales                                      46,591           29,001            4,156            2,969

Corporate overhead costs                                           ---         (15,151)              ---          (8,749)
                                                          -------------    -------------     ------------     ------------

Total                                                  $        97,321  $        12,042   $       43,834   $     (13,906)
                                                          =============    =============     ============     ============

                                                                   NINE MONTHS                       NINE MONTHS
                                                            ENDED SEPTEMBER 30, 1999           ENDED SEPTEMBER 30, 1998
                                                          -----------------------------      -----------------------------
                                                                            ADJUSTED                           ADJUSTED
                                                            REVENUES         EBITDA           REVENUES          EBITDA
                                                          -------------    ------------      ------------     ------------
Core ICP                                                  $     66,649     $     (705)       $    25,462      $  (14,960)

Acquisition and legacy                                          84,844         (3,517)            80,896          (8,317)

Product and facility sales                                      73,432          45,087             7,047            4,301

Corporate overhead costs                                           ---        (39,805)               ---         (24,661)
                                                          -------------    ------------      ------------     ------------

Total                                                     $    224,925     $     1,060       $   113,405      $  (43,637)
                                                          =============    ============      ============     ============

         The Company categorizes its operations as follows: 1) Core ICP operations (also known as CLEC cities); 2) Acquisition and Legacy; 3) Product and Facility Sales; and 4) Corporate Overhead Costs. Core ICP operations includes those markets where the Company has both switching and network assets deployed. The acquisition and legacy category encompasses those business operations acquired by GST that do not prominently feature facilities-based service. Product and facility sales are attributable to several agreements to lease or sell conduit and fiber capacity to other carriers. Corporate overhead costs include costs related to engineering, information management, sales, marketing, management and other support functions.

         Adjusted EBITDA consists of loss before interest, income taxes, depreciation and amortization, minority interest, gains and losses on the disposition of assets and non-cash charges. Management believes that Adjusted EBITDA provides a meaningful measure of operating cash flow (without the effects of working capital changes) for the continuing operations of the Company by excluding the effects of non-cash expenses and non-operating activities. However, Adjusted EBITDA should not be used as an alternative to operating loss and net loss as determined in accordance with GAAP.

         Core ICP revenue for the three and nine month periods ended September 30, 1999 increased $16.0 million, or 158.6%, and $41.2 million, or 161.7%, respectively, over the three and nine months ended September 30, 1998. Core ICP adjusted EBITDA for the three and nine month periods ended September 30, 1999 increased $6.7 million, or 122.7%, and $14.3 million, or 95.3% respectively, over the three and nine months ended September 30, 1998. The improvement in revenues and adjusted EBITDA resulted primarily from increased local and data services, and increased reciprocal compensation revenue, recorded at the Company's CLEC cities operations.

         Acquisition and legacy revenue for the three months ended September 30, 1999 decreased $5.0 million, or 16.9%, compared to the three months ended September 30, 1998 and adjusted EBITDA for the three months ended September 30, 1999 decreased $.4 million, or 16.0%, compared to the three months ended September 30, 1999. This decline in revenues and adjusted EBITDA resulted from the sale of the Company's Guam operations and the sale of a portion of the Company's shared tenant services operations in August and April 1999, respectively, and a decrease in resold long distance revenue. Acquisition and legacy revenue for the nine months ended September 30, 1999 increased $3.9 million, or 4.9%, compared to the nine months ended September 30, 1998, and adjusted EBITDA for the nine months ended September 30, 1999 improved $4.8 million or 57.7%, compared to the nine months ended September 30, 1998. This increase in revenues and improvement in adjusted EBITDA resulted from acquisitions of KLP, Inc. (d/b/a Call America Phoenix) and the assets of Whole Earth Networks, LLC in March 1999 and the acquisition of Icon Communications, Corp. in April 1999.

         Product and facility sales revenue for the three and nine month periods ended September 30, 1999 increased $42.4 million and $66.4 million, respectively, over the three and nine month periods ended September 30, 1998. Product and facility sales adjusted EBITDA for the three and nine months ended September 30, 1999 increased $26.0 million and $40.8 million, respectively, over the three and nine months ended September 30, 1998. This increase in revenues and adjusted EBITDA resulted primarily from revenues related to agreements to sell, construct or lease fiber and conduit to other carriers.

         Adjusted EBITDA from corporate overhead costs for the three and nine month periods ended September 30, 1999 decreased $6.4 million, or 73.2%, and $15.1 million, or 61.4%, respectively, over the three and nine months ended September 30, 1998. Such decrease resulted from an increase in corporate overhead costs related to increased marketing and management information staff as well as increased litigation costs related to legal proceedings.

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

         At September 30, 1999, the Company had approximately $1,175.3 million of indebtedness outstanding. The Company has significant debt service obligations and will be required to make principal and interest payments of approximately $31.4 million (of which $17.6 million will be made from funds securing the Secured Notes), $68.2 million (of which $17.6 million will be made from funds securing the Secured Notes), $114.1 million, $112.2 million and $155.6 million in the remainder of 1999 and in 2000, 2001, 2002, and 2003, respectively. In addition, the Company anticipates that cash flow from operations will be insufficient to pay interest in cash on the 1995 Notes when such interest becomes payable in June 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six scheduled interest payments on the Secured Notes is paid. The Company also anticipates that cash flow from operations will be insufficient to repay the 1995 Notes, the Secured Notes, the Accrual Notes, and the 1998 Notes in full and that such notes will need to be refinanced. The ability of the Company to effect such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of the Company. There can be no assurance that the Company will be able to improve its operating results or that the Company will be able to meet its debt service obligations.

         At September 30, 1999, the Company had cash, cash equivalents, and investments, including restricted investments, of approximately $174.5 million. The Company believes that such amounts will be sufficient to fund the Company's operations through March 2000. Divestitures and other management actions may prolong capital availability through the fiscal year 2000 and beyond. Thereafter, the Company expects to require additional financing. The extent of additional financing will depend on, among other things, the rate of the Company's expansion and the success of the Company's businesses. In the event that the Company's plans or assumptions change or prove to be inaccurate, the Company incurs significant unexpected expenses, or the Company's cash resources, together with borrowings under the current financing arrangements, prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). The Company may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to the Company or, if available, that it can be concluded on terms acceptable to the Company or within the limitations contained within the Company's existing financing arrangements. Failure to obtain additional financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have a material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness. The Company has no material working capital or other credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such facility will be available to the Company in the future or that if such facility were available, that it would be available on terms and conditions acceptable to the Company.

         The Company's net cash used in operating and investing activities was $53.3 million and $393.7 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $12.4 million and $298.2 million for the nine months ended September 30, 1999 and 1998, respectively.

         Capital expenditures for the nine months ended September 30, 1999 and 1998 were $234.5 million and $170.1 million, respectively, including $25.9 million and $18.4 million of capitalized interest. The Company estimates capital expenditures of approximately $40.0 million and $160.0 million in the remainder of 1999 and in Fiscal 2000, respectively. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

YEAR 2000 PROGRAM

         The Company has completed its planned remediation and testing of all systems identified as business-critical. During the fourth quarter, the Company will continue to refine its contingency plans and maintain its system readiness for the processing of date-sensitive information by its information technology ("IT") systems (applications, hardware, system software and interfaces) and network operations (consisting of those network elements owned and operated by the Company). The review of IT systems and network operations is centrally managed through a year 2000 Program Management Office.

         STATUS OF OUR YEAR 2000 PROGRAM. In general, the Company's year 2000 program is divided into three phases: (1) inventory and assessment ("Phase One"), (2) strategy and contingency planning ("Phase Two"), and (3) conversion and remediation ("Phase Three").

         PHASE ONE:
         The Company completed its Phase One assessment for IT systems in October 1998. Phase One for network operations was completed in March 1999. The Company has focused its independent testing activities principally on those systems whose failure would pose the greatest risk to customers and operations. The Company may not independently test all of its equipment and will rely upon vendor representations where it does not conduct tests. The Company cannot provide assurances that the vendor representations received are accurate or complete or that the Company will receive responses from all of the vendors it contacts. The Company continues to contact all of its significant suppliers and business partners to determine the extent to which its interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues.

         PHASE TWO:
         With respect to IT systems, the Company completed Phase Two--which involved planning remedial actions and creating a contingency plan--in December 1998. The Company will continue to develop and refine additional contingency plans throughout 1999. The Company completed Phase Two for network operations during the third quarter of 1999.

         PHASE THREE:

         During October 1999, the Company completed remediation and testing on all IT systems identified as business-critical. During the third quarter of 1999, the Company completed all planned remediation and testing of its network operations.

         COSTS. The total amount expended on the project through September 30, 1999 was approximately $2.4 million. The total cost of the year 2000 project is estimated to be $3.3 million, including $.3 million in internal staffing costs, $1.8 million in external staffing costs and $1.2 million in hardware and software upgrade costs. This cost may be reduced if software and hardware are replaced with compliant systems as a result of other currently scheduled capital projects. The Company does not expect remediation costs to have a material adverse effect on its financial position, results of operation or cash flows. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of changes as the program progresses, and failure to implement such changes could have an adverse effect on future results of operations.

         RISKS. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and business partners, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. The Company's year 2000 program is expected to significantly reduce its level of uncertainty about the year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

         In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales," an interpretation of FASB Statement No. 66, "Accounting for Sales of Real Estate." Interpretation No. 43 clarifies that the phrase ALL REAL ESTATE SALES, from Paragraph 1 of Statement No. 66, includes sales of real estate with property improvements or integral equipment that cannot be removed and used separately from the real estate without incurring significant costs.
This Interpretation applies to all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. While the Company is still evaluating the full effect of the new interpretation, it anticipates that FIN 43 will impact revenue recognition for all dark fiber and conduit lease and sale transactions entered into after June 30, 1999.

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


                                                                          EXPECTED MATURITY
                                                                      (In thousands of dollars)
                                        --------------------------------------------------------------------------------------------
                                                                                                                          Market
                                                                                                                         Value at
                                                                                                                       September 30,
                                         1999      2000      2001      2002      2003     Thereafter        Total         1999 (1)
                                        --------------------------------------------------------------------------------------------
Long-term Debt:
  Fixed rate                            $  200                                           $1,259,304 (2)  $1,259,504 (2)  $1,095,943
    Average interest rate                 10.0%                                              12.275%
  Variable rate                         $3,267    $17,142   $19,813   $20,510   $21,386  $   17,385      $   99,503
    Average interest rate (LIBOR plus)    3.38%      3.26%     3.28%     3.34%     3.34%       3.16%

Capital Leases:
  Fixed rate                            $1,306    $ 5,603   $ 2,361   $ 1,836   $ 1,866  $    8,966      $   21,938
    Average interest rate                12.36%     12.36%    12.36%    12.36%    12.36%      12.36%

Redeemable Preferred Stock:
  Fixed rate                                                                             $  112,000      $  112,000
    Average interest rate                                                                     11.88%

(1)  Based on quoted market prices at September 30, 1999
(2)  Includes $205.7 million of unaccreted discount

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GST AND GST TELECOM  V. GLOBAL LIGHT TELECOMMUNICATIONS, INC., ET AL.

         Reference is made to Part II, Item 1. "Legal Proceedings" of the Company's Report on Form 10-Q for period ended June 30, 1999, and to the Company's Form 8-K dated September 21, 1999, and to the descriptions therein of the action commenced on October 20, 1998 by the Company and its subsidiary GST Telecom, Inc. (collectively, the "GST Companies") against GST Global Telecommunications, Inc., now known as Global Light Telecommunications, Inc. ("Global Light") and six former officers and directors of the Company.

         On September 16, 1999, the GST Companies received $30 million from Global Light and others in connection with the settlement of various lawsuits, including this lawsuit, between the GST Companies, Global Light, GST Mextel, Inc., W. Gordon Blankstein, Ian Watson, and Peter E. Legault. Pursuant to the settlement, all claims among these parties have been dismissed with the exception of the claims discussed below as "GST v. Gordon Blankstein et al." The GST Companies' claims against the nonsettling parties are unaffected by this settlement.

WARTA V. GST, GST USA AND GST TELECOM AND COUNTERCLAIMS

         Reference is made to Part II, Item 1. "Legal Proceedings" of the Company's Report on Form 10-Q for period ended June 30, 1999, and to the Company's Form 8-K dated September 21, 1999, and to the descriptions therein of the action commenced on January 25, 1999 by John Warta, a former officer and director of the Company, against the Company and its subsidiaries GST USA, Inc. and GST Telecom (collectively, the "GST Companies") and the counterclaim filed on February 23, 1999 by the GST Companies against Mr. Warta, Global Light and five other former officers and directors of the Company. In August 1999, the GST Companies amended the counterclaim to drop all parties other than Mr. Warta and Clifford Sander as counterclaim defendants in this action. The amended counterclaim seeks damages with respect to the transfer of funds to certain PCS companies owned by Mr. Warta. Following an unsuccessful motion by Messrs. Warta and Sander to dismiss the counterclaims, the matter is now in discovery.

GST V. SANDER

         Reference is made to Part II, Item 1. "Legal Proceedings" of the Company's Report on Form 10-Q for period ended June 30, 1999 and to the description therein of the action commenced on February 9, 1999 against Clifford Sander, the former treasurer of the Company. This action has been consolidated with "Warta v. GST, GST USA and GST Telecom and Counterclaims", discussed above.

GLOBAL AND MEXTEL V. GST AND GST TELECOM

         Reference is made to Part II, Item 1. "Legal Proceedings" of the Company's Report on Form 10-Q for period ended June 30, 1999, and to the Company's Form 8-K dated September 21, 1999, and to the descriptions therein of the action commenced on January 27, 1999 by Global Light and GST Mextel, Inc. against the Company and its subsidiary GST Telecom, Inc. (collectively, the "GST Companies"). Pursuant to the settlement discussed above at "GST and GST Telecom
v. Global Light Telecommunications, Inc.," all claims against the GST Companies have been dismissed. The remaining claims involve the GST Companies' counterclaims against Messrs. Warta, Irwin, Hanson, and Sander relating to the Bestel transaction.

IRWIN ET AL. V. GST ET AL.

         Reference is made to Part II, Item 1. "Legal Proceedings" of the Company's Report on Form 10-Q for period ended June 30, 1999, and to the Company's Form 8-K dated September 21, 1999, and to the descriptions therein of the action commenced on January 28, 1999 by Stephen Irwin, Robert Hanson, Peter Legault, Clifford Sander, and John Warta, all former officers or directors of the Company, against the Company, GST Telecom and four current directors of the Company, all members of the GST Litigation Committee (collectively, the "GST Parties").

         Pursuant to the settlement discussed above as "GST and GST Telecom v. Global Light Telecommunications, Inc., et al." Mr. Legault has dismissed all claims asserted in this lawsuit on his behalf.

         On October 6, 1999, the Court dismissed all claims asserted by the plaintiffs against the members of the GST Litigation Committee. The Court allowed the plaintiffs to replead a claim against the Company for failure to provide indemnity, and denied the application of the plaintiffs to enjoin the Company from pursuing breach of fiduciary duty claims against the plaintiffs in other courts.

GST V. GORDON BLANKSTEIN, ET AL

         Reference is made to Part II, Item 1. "Legal Proceedings" of the Company's Report on Form 10-Q for period ended June 30, 1999 and to the description therein of the action commenced on June 4, 1999 by the Company against Gordon Blankstein, Robert Blankstein, Ian Watson and Clifford Sander. The defendants have denied liability.

WHEELER V. GST, ET AL.
SCHIEFELBEIN V. GST, ET AL.

         On October 21, 1999, the Company learned that putative securities class action lawsuits had been filed in the United States District Court for the Western District of Washington against the Company, certain former officers and directors of the Company and, in the Schiefelbein lawsuit, against Global Light Telecommunications, Inc. No current director or officer of the Company is named as a defendant. The apparent theory of these lawsuits is that the Company and the other defendants committed securities fraud by failing to make disclosures concerning the Bestel transaction that is the subject of the "GST and GST Telecom v. Global Light Telecommunications, Inc." matter discussed above. The complaints do not specify the amount of damages sought.

         The Company has not been served with either of the above complaints. However, the Company views the allegations of the complaints against the Company to be meritless, and if served will vigorously defend itself and seek a prompt dismissal.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                           Exhibit 27       Financial Data Schedule

                  (b)  Reports on Form 8-K

                  Reference is made to the report on Form 8-K filed as of September 21, 1999, on which the Company reported the following:

                  On September 16, 1999, the Company announced, in a press release that it received $30 million from Global Light
      Telecommunications, Inc. and others in connection with the settlement of various lawsuits between the Registrants, Global Light, GST Mextel, Inc.,
      W. Gordon Blankstein, Ian Watson, and Peter E. Legault.

                  On September 20, 1999, the Company announced, in a press release, that it estimated reduced losses per share due to the receipt of $30.0 million in connection with the Global Light settlement, and also announced estimates of total revenues and adjusted EBITDA for the quarter ending September 30, 1999.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date: NOVEMBER 15, 1999                GST TELECOMMUNICATIONS, INC.
      -----------------                   (Registrant)

                                       /s/ Daniel L. Trampush
                                       -------------------------------------
                                       Daniel L. Trampush,
                                       (Senior Vice President and Chief
                                       Financial Officer)