Form 10-Q/A
period 1999-03-31
GST TELECOMMUNICATIONS INC
filed 2000-03-29
CIK 911522

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                         GST TELECOMMUNICATIONS, INC.
                                FORM 10-Q/A
                                   INDEX

THIS REPORT ON FORM 10-Q/A CONSTITUTES AMENDMENT NO. 1 TO THE REGISTRANT'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999, AND AMENDS, IN ITS ENTIRETY, PART I, ITEMS 1 AND 2, AND PART II, ITEM 6 OF SUCH REPORT AS ORIGINALLY FILED MAY 17, 1999. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH AMENDMENTS.


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

                         PART II: OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   13

SIGNATURES                                                                   14


                          GST Telecommunications, Inc.
                       Consolidated Condensed Balance Sheets
                                (In thousands)
                                  (Unaudited)


ASSETS                                                         MARCH 31, 1999         DECEMBER 31, 1998
                                                             ------------------       -----------------
                                                                (As Restated)
Current assets:
  Cash and cash equivalents                                  $          50,035       $         86,070
  Restricted investments                                                34,681                 34,107
  Accounts receivable, net                                              39,037                 32,935
  Investments                                                           16,246                 16,246
  Inventory, net                                                         1,554                  1,485
  Prepaid and other current assets                                      19,506                 11,454
                                                             ------------------      -----------------

         Total current assets                                          161,059                182,297
                                                             ------------------      -----------------

Restricted investments                                                 185,571                247,257

Property and equipment                                                 755,677                678,374
  less accumulated depreciation                                        (74,266)               (62,522)
                                                             ------------------      -----------------
                                                                       681,411                615,852

Other assets                                                           145,803                145,906
  less accumulated amortization                                        (45,583)               (40,029)
                                                             ------------------      -----------------

                                                                       100,220                105,877
                                                             ------------------      -----------------

         Total assets                                        $       1,128,261       $      1,151,283
                                                             ------------------      -----------------
                                                             ------------------      -----------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                           $          22,839       $         26,411
  Accrued expenses                                                      42,347                 37,445
  Deferred revenue                                                       7,864                  6,030
  Current portion of capital lease obligations                           5,271                  5,649
  Current portion of long-term debt                                     13,225                 13,417
                                                             ------------------      -----------------

         Total current liabilities                                      91,546                 88,952
                                                             ------------------      -----------------

Other liabilities                                                       26,566                 21,377
Capital lease obligations, less current portion                         18,934                 19,741
Long-term debt, less current portion                                 1,109,280              1,092,959

Redeemable preference shares                                            61,741                 61,741

Shareholders' deficit:
  Common shares                                                        240,289                234,267
  Accumulated deficit                                                 (436,295)              (383,954)
  Accumulated other comprehensive income                                16,200                 16,200
                                                             ------------------      -----------------

                                                                      (179,806)              (133,487)
                                                             ------------------      -----------------

         Total liabilities and shareholders' deficit         $       1,128,261       $      1,151,283
                                                             ------------------      -----------------
                                                             ------------------      -----------------

     See notes to consolidated condensed financial statements.

                           GST Telecommunications, Inc.
                    Consolidated Condensed Statements of Operations
                  (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                          --------------------------------------
                                                                1999                 1998
                                                          -----------------     ----------------
                                                            (As Restated)
Revenues:
     Telecommunications services                          $         48,724      $        29,180
     Construction, facility sales and other                         10,769                  ---
     Product                                                         1,082                  864
                                                          ----------------      ---------------

         Total revenues                                             60,575               30,044
                                                          ----------------      ---------------

Operating costs and expenses:
     Network expenses                                               31,699               21,128
     Facilities administration and maintenance                       5,135                3,955
     Cost of construction revenues                                   5,838                  ---
     Cost of product revenues                                          695                  689
     Selling, general and administrative                            27,973               20,410
     Depreciation and amortization                                  16,978                8,669
                                                          ----------------      ---------------

         Total operating costs and expenses                         88,318               54,851
                                                          ----------------      ---------------

         Loss from operations                                      (27,743)             (24,807)
                                                          ----------------      ---------------

Other expenses (income):
    Interest income                                                 (3,861)              (4,935)
    Interest expense, net of amounts capitalized                    28,260               21,275
    Gain on sale of subsidiary shares                                  ---              (61,266)
    Other                                                              199                  657
                                                          ----------------      ---------------

                                                                    24,598              (44,269)
                                                          ----------------      ---------------

         (Loss) income before income taxes                         (52,341)              19,462

Income tax expense                                                     ---                  ---
                                                          ----------------      ---------------

Net (loss) income                                         $        (52,341)     $        19,462
                                                          ----------------      ---------------
                                                          ----------------      ---------------

Net (loss) income per share:
         Basic                                            $          (1.44)     $          0.56
                                                          ----------------      ---------------
                                                          ----------------      ---------------
         Diluted                                          $          (1.44)     $          0.44
                                                          ----------------      ---------------
                                                          ----------------      ---------------

Weighted average shares outstanding:
         Basic                                                  36,461,055           35,035,130
                                                          ----------------      ---------------
                                                          ----------------      ---------------
         Diluted                                                36,461,055           44,714,589
                                                          ----------------      ---------------
                                                          ----------------      ---------------

See notes to consolidated condensed financial statements.

                           GST Telecommunications, Inc.
                   Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                              -----------------------------------
                                                                  1999                 1998
                                                              --------------      ---------------
                                                               (As Restated)
Operations:
     Net (loss) income                                        $     (52,341)      $        19,462
     Adjustments to reconcile net loss to net cash
       used in operations:
         Depreciation and amortization                               18,398                 9,990
         Accretion and accrual of interest                           17,983                 9,782
         Non-cash stock compensation and other expense                  156                   943
         Loss (gain) on disposal of assets                              359                  (221)
         Equity in losses of investments and joint
           venture                                                      ---                   593
         Gain on sale of subsidiary shares                              ---               (61,266)
         Changes in non-cash operating working capital:
              Accounts receivable, net                               (6,102)               (2,788)
              Inventory                                                 (69)                 (190)
              Prepaid, other current and other assets,
                net                                                  (8,052)                1,828
              Accounts payable and accrued liabilities                4,912                12,387
              Deferred revenue                                        1,834                 1,310
                                                              --------------      ----------------
                  Cash used in operations                           (22,922)               (8,170)
                                                              --------------      ----------------

Investments:
     Acquisition of subsidiaries, net of cash acquired                  ---               (12,418)
     Purchase of property and equipment                             (76,779)              (39,214)
     Proceeds from sale of property and equipment                       ---                   772
     Purchase of other assets                                          (139)                  (90)
     Change in investments restricted for the
       purchase of property and equipment                            61,897                 8,011
     Proceeds from the sale of subsidiary shares, net                   ---                85,048
     Cash disposed of in sale of subsidiary                             ---                (5,252)
                                                              --------------      ----------------
                  Cash (used in) provided by
                    investing activities                            (15,021)               36,857
                                                              --------------      ----------------

Financing:
     Proceeds from long-term debt                                       316                   ---
     Principal payments on long-term debt and capital
       leases                                                        (2,715)               (2,473)
     Issuance of common shares, net of issuance costs                 5,092                14,914
     Deferred debt financing costs                                      ---                (1,519)
     Change in investments restricted to finance
       interest payments                                               (785)                1,242
                                                              --------------      ----------------
                  Cash provided by financing activities               1,908                12,164
                                                              --------------      ----------------
                  (Decrease) increase in cash and cash
                    equivalents                                     (36,035)               40,851

Cash and cash equivalents, beginning of period                       86,070               199,053
                                                              --------------      ----------------

Cash and cash equivalents, end of period                      $      50,035       $       239,904
                                                              --------------      ----------------
                                                              --------------      ----------------

See notes to consolidated condensed financial statements.

                          GST TELECOMMUNICATIONS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                 (Unaudited)

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

2.       RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR PRIOR PERIODS

         The Company has restated its results for the three months ended March 31, 1999 to reflect the following three changes:

1) For a certain construction contract involving both monetary and non-monetary events, the Company is restating construction revenue, cost of construction revenues and property and equipment to comply with Emerging Issues Task Force 86-29, "Nonmonetary Transactions". The Company had previously accounted for only the value of the net cash impact and believes that recording all portions of the contract on their relative fair values is a more appropriate treatment.

2) The Company is restating its cost of construction revenues related to conduit transactions in which it leases or sells certain conduits while retaining others for its own use. The Company believes that using a weighted average conduit cost for each conduit in the system, whether retained or sold/leased, is more appropriate than the incremental cost of the sold/leased conduits previously used.

3) The Company determined that certain software development costs were more appropriately expensed in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the costs of Computer Software Developed or Obtained for Internal Use."

The effect of the restatement is as follows:

                                                                                 Three Months Ended
                                                                            ---------------------------
                                                                                   March 31, 1999
                                                                            ---------------------------
                                                                           (As Reported)     (As Restated)
                                                                            -----------       -----------
Construction, facility sales and other revenue                              $   5,876          $  10,769
Cost of construction revenues                                                   2,514              5,838
Selling, general and administrative expense                                    27,275             27,973
Net loss                                                                      (53,212)           (52,341)
Net loss per share, basic and diluted                                           (1.46)             (1.44)
Property and equipment                                                        754,806            755,677
Accumulated deficit at March 31, 1999                                        (437,166)          (436,295)

3.       BASIC AND DILUTED NET LOSS PER SHARE

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
                                                              ----------
                                                              ----------

                        GST TELECOMMUNICATIONS, INC.
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

4.       SHAREHOLDERS' EQUITY

         Shares issued and outstanding are as follows:

                                                            MARCH 31, 1999       DECEMBER 31, 1998
                                                           ----------------      -----------------
                                                             (As Restated)
         Common shares, no par value                           37,098,179            36,264,066

5.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                             ------------------------------
                                                                 1999             1998
                                                             -------------    -------------
                                                             (As Restated)
Supplemental disclosure of cash flow information:
     Cash paid for interest                                  $      3,538     $      4,194
     Cash paid for income taxes                                       ---              ---

Supplemental schedule of non-cash investing and
     financing activities:
         Recorded in business combinations:
              Assets                                                  ---           17,378
              Liabilities                                             ---            2,612
              Common shares                                           ---            2,348
           Disposition of subsidiary:
              Assets                                                  ---           35,480
              Liabilities                                             ---            4,218
              Minority interest                                       ---           12,732
          Amounts in accounts payable and accrued
              liabilities for the purchase of fixed assets at
              end of period                                        22,363           20,027
          Assets acquired through capital leases                      543            3,289
          Non-cash conversion of debt to equity                       774              ---

6.       ADOPTION OF NEW ACCOUNTING STANDARD

         The Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) on January 1, 1999. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and that previously capitalized costs related to such activities be expensed as cumulative effect of a change in accounting principle upon adoption. Adoption of SOP 98-5 did not have a material effect on results of operations for the three month period ended March 31, 1999.

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

RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three month period ended March 31, 1999 increased $30.6 million, or 101.6%, to $60.6 million from $30.0 million for the comparable three months ended March 31, 1998. Telecommunications services revenues for the three month period ended March

31, 1999 increased $19.5 million, or 67.0%, to $48.7 million from $29.2 million for the comparable three months ended March 31, 1998. The increase in telecommunications services revenues resulted primarily from strategic acquisitions, including the acquisition of ICON Communications Corp. in April 1998, and from increased local service revenue generated by the Company's networks. To a lesser extent, the increase in telecommunications services revenues resulted from increased long distance, Internet, and data services. Construction, facility sales and other revenue was $10.8 million and $0 for the three month periods ended March 31, 1999 and 1998, respectively. The increase was attributable to revenue from the construction of network and fiber systems. Product revenue for the three month period ended March 31, 1999 increased $0.2 million, or 25.2%, to $1.1 million from $0.9 million for the three month period ended March 31, 1998.

         OPERATING EXPENSES. Total operating expenses for the three month period ended March 31, 1999 increased $33.4 million, or 61.0%, to $88.3 million from $54.9 million for the three month period ended March 31, 1998. Network expenses, which include direct local and long distance circuit costs, increased $10.6 million, or 50.0%, to $31.7 million, or 65.1% of telecommunications services revenues for the three month period ended March 31, 1999 compared to $21.1 million, or 72.4% for the comparable three month period ended March 31, 1998. The decrease in network expenses as a percentage of telecommunications services revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on the Company's network. Facilities administration and maintenance expenses for the three month period ended March 31, 1999 increased $1.1 million, or 29.8%, to $5.1 million, or 10.5% of telecommunications services revenues compared to $4.0 million, or 13.6% for the comparable three month period ended March 31, 1998. The decrease in these expenses as a percentage of telecommunications services revenues resulted from the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on the Company's networks.

         Cost of construction revenue was $5.8 million and $0 for the three months periods ended March 31, 1999 and 1998, respectively. The increase was attributable to new construction of network and fiber systems.

         Cost of product revenues was $0.7 million in each of the three month periods ended March 31, 1999 and 1998. For the three month period ended March 31, 1999 cost of product revenues were 64.2% of product revenues, compared to 79.7% for the comparable three month period ended March 31, 1998.

         Selling, general and administrative expenses for the three month period ended March 31, 1999 increased $7.6 million, or 37.1%, to $28.0 million from $20.4 million for the three month period ended March 31, 1998. The increase is due to the expansion of the Company's local and enhanced services operations, which resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to companies acquired in 1998. As a percentage of total revenue, selling, general and administrative expenses for the three months ended March 31, 1999 were 46.2%, compared to 67.9% for the three months ended March 31, 1998.

         Depreciation and amortization for the three month period ended March 31, 1999 increased $8.3 million, or 95.8%, to $17.0 million from $8.7 million for the three months ended March 31, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to companies acquired in 1998. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 28.0% of total revenue for the three months ended March 31, 1999 compared to 28.9% for the comparable three month period ended March 31, 1998.

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

         NET INCOME/LOSS. Net income (loss) for the three months ended March 31, 1999 decreased $71.8 million, or 368.9%, to ($52.3) million from $19.5 million for the three months ended March 31, 1998. Excluding the $61.3 million gain on the NACT Sale, net loss would have been $41.8 million for the three months ended March 31, 1998. Excluding the gain on the NACT Sale, net loss would have increased $10.5 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Such increase in net loss resulted primarily from a $7.0 million increase in interest expense and a $33.4 million increase in operating expenses and was partially offset by a $30.6 million increase in revenues.

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

         At March 31, 1999, the Company had approximately $1,146.7 million of indebtedness outstanding. Although the Company's liquidity was substantially improved as a result of proceeds received from the sale of $312.4 million principal amount at maturity of 13.875% senior discount notes and $37.9 million principal amount at maturity of 13.875% convertible senior subordinated discount notes in December 1995 (collectively the "1995 Notes"), the sale of $265.0 million of 13.25% senior secured notes in May 1997 (the "Secured Notes"), the sale of $144.0 million of 12.75% senior subordinated accrual notes in November 1997 (the "Accrual Notes") and the sale of the "1998 Notes", the Company has significant debt service obligations. The Company will be required to make principal and interest payments of approximately $61.3 million (of which $35.1 million will be made from funds securing the Secured Notes), $66.8 million (of which $17.6 million will be made from funds securing the Secured Notes), $113.1 million, $111.5 million and $155.0 million in the remainder of 1999 and in 2000, 2001, 2002, and 2003, respectively. In addition, the Company anticipates that cash flow from operations will be insufficient to pay interest in cash on the 1995 Notes when such interest becomes payable in June 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six scheduled interest payments on the Secured Notes is paid and to repay the 1995 Notes, the Secured Notes and the Accrual Notes in full and that such notes will need to be refinanced. The ability of the Company to obtain such refinancings will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of the Company. There can be no assurance that the Company will be able to improve its operating results or that the Company will be able to meet its debt service obligations.

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

         Capital expenditures for the three months ended March 31, 1999 and 1998 were $76.2 million and $41.8 million, respectively. The Company estimates capital expenditures of $172.9 million and $150 million in the remainder of 1999 and in Fiscal 2000, respectively. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

        The Company, GST USA, GST Network Funding, Inc. and GST Equipment Funding, Inc. are parties to certain indentures and have issued or guaranteed notes governed by those indentures. In November 1998, the Company notified United States Trust Company of New York, as trustee under the indentures, that certain actions by the Company and its subsidiaries may not have been in compliance with the technical requirements of certain restrictive covenants contained in the indentures. In particular, the Company disclosed that a series of transactions involving Global may have resulted in technical non-compliances with the indentures. The Company is currently conducting a review of the relevant transactions and intends to vigorously pursue any necessary action to cure the potential non-compliances. The Company has initiated litigation against Global and others in an effort to cure any technical covenant violations that may have resulted from the transactions involving Global. See Item 1, "Legal Proceedings."

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

      Date: MARCH 27, 2000             GST TELECOMMUNICATIONS, INC.
                                              (Registrant)


                                       /s/ Daniel L. Trampush
                                       ----------------------------------------
                                       Daniel L. Trampush,
                                       (Senior Vice President and Chief
                                        Financial Officer)