Form 10-Q/A
period 1999-06-30
GST TELECOMMUNICATIONS INC
filed 2000-03-29
CIK 911522

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



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

                          GST TELECOMMUNICATIONS, INC.
                                 FORM 10-Q/A
                                     INDEX


THIS REPORT ON FORM 10-Q/A CONSTITUTES AMENDMENT NO. 1 TO THE REGISTRANT'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999, AND AMENDS, IN ITS ENTIRETY, PART I, ITEMS 1 AND 2, AND PART II, ITEM 6 OF SUCH REPORT AS ORIGINALLY FILED AUGUST 16, 1999. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH AMENDMENTS.



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


                          GST Telecommunications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)


                                                            JUNE 30, 1999   DECEMBER 31, 1998 (1)
                                                            -------------   -----------------
                                                            (As Restated)
ASSETS
Current assets:
  Cash and cash equivalents                                  $    45,388    $    86,070
  Restricted investments                                          35,272         34,107
  Accounts receivable, net                                        42,042         32,935
  Investments                                                     32,446         16,246
  Inventory, net                                                   1,454          1,485
  Prepaid and other current assets                                21,213         11,454
                                                             -----------    -----------
         Total current assets                                    177,815        182,297
                                                             -----------    -----------

Restricted investments                                           119,710        247,257

Property and equipment                                           826,786        678,374
  less accumulated depreciation                                  (82,919)       (62,522)
                                                             -----------    -----------
                                                                 743,867        615,852

Other assets                                                     144,004        145,906
  less accumulated amortization                                  (49,104)       (40,029)
                                                             -----------    -----------
                                                                  94,900        105,877
                                                             -----------    -----------
         Total assets                                        $ 1,136,292    $ 1,151,283
                                                             -----------    -----------
                                                             -----------    -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                           $    29,624    $    26,411
  Accrued expenses                                                40,478         37,445
  Deferred revenue                                                16,163          6,030
  Current portion of capital lease obligations                     6,539          5,649
  Current portion of long-term debt                               13,533         13,417
                                                             -----------    -----------
         Total current liabilities                               106,337         88,952
                                                             -----------    -----------

Other liabilities                                                 31,600         21,377
Capital lease obligations, less current portion                   17,051         19,741
Long-term debt, less current portion                           1,123,307      1,092,959

Redeemable preference shares                                      65,603         61,741

Shareholders' deficit:
  Common shares                                                  240,212        234,267
  Accumulated deficit                                           (480,218)      (383,954)
  Accumulated other comprehensive income                          32,400         16,200
                                                             -----------    -----------
                                                                (207,606)      (133,487)
                                                             -----------    -----------
         Total liabilities and shareholders' deficit         $ 1,136,292    $ 1,151,283
                                                             -----------    -----------
                                                             -----------    -----------


(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1998.

     See notes to condensed consolidated financial statements.

                          GST Telecommunications, Inc.
                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                  (Unaudited)



                                                            THREE MONTHS                    SIX MONTHS
                                                           ENDED JUNE 30,                 ENDED JUNE 30,
                                                   ----------------------------    ----------------------------
                                                      1999             1998            1999             1998
                                                   ------------    ------------    ------------    ------------
                                                   (As Restated)                   (As Restated)
Revenues:
     Telecommunications services                   $     51,214    $     37,737    $     99,938    $     66,917
     Construction, facility sales and other              34,518             756          45,287             756
     Product                                              1,157           1,034           2,239           1,898
                                                   ------------    ------------    ------------    ------------
         Total revenues                                  86,889          39,527         147,464          69,571
                                                   ------------    ------------    ------------    ------------
Operating costs and expenses:
     Network expenses                                    32,776          25,825          64,475          46,953
     Facilities administration and maintenance            4,265           3,701           9,400           7,656
     Cost of construction revenues                       20,027             200          25,865             200
     Cost of product revenues                               655             707           1,350           1,397
     Selling, general and administrative                 29,996          24,651          57,969          45,061
     Depreciation and amortization                       16,646          11,075          33,624          19,744
                                                   ------------    ------------    ------------    ------------
         Total operating costs and expenses             104,365          66,159         192,683         121,011
                                                   ------------    ------------    ------------    ------------
         Loss from operations                           (17,476)        (26,632)        (45,219)        (51,440)
                                                   ------------    ------------    ------------    ------------
Other expenses (income):
    Interest income                                      (2,622)         (6,793)         (6,483)        (11,728)
    Interest expense, net of amounts capitalized         27,776          25,250          56,036          46,525
    Gain on sale of subsidiary shares                      --              --              --           (61,266)
    Other                                                 1,293             492           1,492           1,121
                                                   ------------    ------------    ------------    ------------
                                                         26,447          18,949          51,045         (25,348)
                                                   ------------    ------------    ------------    ------------
         Loss before income taxes                       (43,923)        (45,581)        (96,264)        (26,092)
                                                   ------------    ------------    ------------    ------------
Income tax expense                                         --              --              --              --
                                                   ------------    ------------    ------------    ------------
         Net loss                                  $    (43,923)   $    (45,581)   $    (96,264)   $    (26,092)
                                                   ------------    ------------    ------------    ------------
                                                   ------------    ------------    ------------    ------------
         Net loss per share, basic and diluted (1) $      (1.28)   $      (1.36)   $      (2.71)   $      (0.83)
                                                   ------------    ------------    ------------    ------------
                                                   ------------    ------------    ------------    ------------
         Weighted average shares outstanding         37,341,335      35,966,492      36,903,627      35,606,617
                                                   ------------    ------------    ------------    ------------
                                                   ------------    ------------    ------------    ------------


(1) Net loss per share is increased for preference shares' accretion totaling $3,862 and $3,453 for the three and six-month periods ended June 30, 1999 and 1998, respectively.

See notes to condensed consolidated financial statements.

                          GST Telecommunications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                          ----------------------
                                                            1999         1998
                                                          ---------    ---------
                                                         (As Restated)
Operations:
     Net loss                                             $ (96,264)   $ (26,092)
     Adjustments to reconcile net loss to net cash used
      in operations:
         Depreciation and amortization                       36,464       22,717
         Accretion and accrual of interest                   35,945       25,625
         Non-cash stock compensation and other expense        1,434        1,213
         Loss on disposal of assets                           1,755           56
         Equity in losses of investments and joint
          venture                                                --          593
         Gain on sale of subsidiary shares                       --      (61,266)
         Changes in non-cash operating working capital:
              Accounts receivable, net                       (9,276)      (6,574)
              Inventory                                          31         (137)
              Prepaid, other current and other assets,
               net                                           (9,759)       1,188
              Accounts payable and accrued liabilities       14,149       (6,719)
              Deferred revenue                               10,133          878
                                                          ---------    ---------
                  Cash used in operations                   (15,388)     (48,518)
                                                          ---------    ---------

Investments:
     Acquisition of subsidiaries, net of cash acquired           --      (35,471)
     Proceeds from sale of investments                           --          318
     Purchase of property and equipment                    (151,803)     (80,458)
     Proceeds from sale of property and equipment                --        3,584
     Purchase of other assets                                  (169)      (1,991)
     Change in investments restricted for the
          purchase of property and equipment                110,231     (254,335)
     Proceeds from the sale of subsidiary shares, net            --       85,048
     Cash disposed of in sale of subsidiary                      --       (5,252)
                                                          ---------    ---------
                  Cash used in investing activities         (41,741)    (288,557)
                                                          ---------    ---------

Financing:
     Proceeds from long-term debt                             1,040      299,874
     Principal payments on long-term debt and capital
      leases                                                 (8,343)      (5,819)
     Issuance of common shares, net of issuance costs         7,599       15,832
     Deferred debt financing costs                               --      (12,876)
     Change in investments restricted to finance
      interest payments                                      16,151       17,703
                                                          ---------    ---------
                  Cash provided by financing activities      16,447      314,714
                                                          ---------    ---------

                  Decrease in cash and cash
                       equivalents                          (40,682)     (22,361)

Cash and cash equivalents, beginning of period               86,070      199,053
                                                          ---------    ---------

Cash and cash equivalents, end of period                  $  45,388    $ 176,692
                                                          ---------    ---------
                                                          ---------    ---------

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

2.       RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR PRIOR PERIODS

         The Company has restated its results for the three and six month periods ended June 30, 1999 to reflect the following three changes:

1) For a certain construction contract involving both monetary and non-monetary events, the Company is restating construction revenue, cost of construction revenues and property and equipment to comply with Emerging Issues Task Force 86-29, "Nonmonetary Transactions." The Company had previously accounted for only the value of the net cash impact and believes that recording all portions of the contract on their relative fair values is a more appropriate treatment.

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

3) The Company determined that certain software development costs were more appropriately expensed in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use."

The effect of the restatement is as follows:

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30, 1999                       JUNE 30, 1999
                                                         ----------------------------       ----------------------------
                                                        (AS REPORTED)     (AS RESTATED)    (AS REPORTED)     (AS RESTATED)
Construction, facility sales and other revenue           $   19,551        $   34,518       $   25,427        $   45,287
Cost of construction revenues                            $    6,954        $   20,027       $    9,468        $   25,865
Selling, general and administrative expense              $   28,802        $   29,996       $   56,077        $   57,969
Net loss                                                 $  (44,623)       $  (43,923)      $  (97,835)       $  (96,264)
Net loss per share, basic and diluted                    $    (1.30)       $    (1.28)      $    (2.76)       $    (2.71)
Property and equipment                                   $  825,215        $  826,786       $  825,215        $  826,786
Accumulated deficit at June 30, 1999                     $ (481,789)       $ (480,218)      $ (481,789)       $ (480,218)



3.       BASIC AND DILUTED NET LOSS PER SHARE

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

4.       SHAREHOLDERS' EQUITY

         Shares issued and outstanding are as follows:


                                  JUNE 30, 1999     DECEMBER 31, 1998
                                  -------------     -----------------
                                  (As Restated)
     Common shares, no par value   37,469,614         36,264,066


                          GST TELECOMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



5.        SUPPLEMENTAL CASH FLOW INFORMATION


                                                                 SIX MONTHS
                                                                ENDED JUNE 30,
                                                             --------------------
                                                               1999        1998
                                                             --------    --------
                                                           (As Restated)
Supplemental disclosure of cash flow information:
     Cash paid for interest                                  $ 24,079    $ 27,461
     Cash paid for income taxes                                    --          --

Supplemental schedule of non-cash investing and
 financing activities:
     Recorded in business combinations:
         Assets                                                    --      45,719
         Liabilities                                               --       7,900
           Common shares                                           --       2,348
     Disposition of subsidiary:
         Assets                                                (1,373)     35,480
         Liabilities                                              216       4,218
         Minority interest                                         --      12,732
     Amounts in accounts payable and accrued liabilities
      for the purchase of fixed assets at end of period        27,220      23,770
     Assets acquired through capital leases                     1,194       6,043
     Conversion of debt to equity                                 774        --



6.       ACCRUED SEVERANCE

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


7.       ADOPTION OF NEW ACCOUNTING STANDARD

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

The following table highlights key statistical information about the Company, as of June 30, 1999:

-------------------------------------- ---------------------------------------
Access Lines, sold this quarter        52,173
-------------------------------------- ---------------------------------------
Access Lines, installed this quarter   30,696
-------------------------------------- ---------------------------------------
Cities Served                          48
-------------------------------------- ---------------------------------------
Route Miles, total                     5,838 (86% owned, 14% leased)
-------------------------------------- ---------------------------------------
Fiber Miles, total                     286,500 (97% owned, 3% leased)
-------------------------------------- ---------------------------------------
Collocations                           92
-------------------------------------- ---------------------------------------
Buildings On-Net                       715
-------------------------------------- ---------------------------------------


-------------------------------------- ---------------------------------------
Class 4/5 Switches Operational         15
-------------------------------------- ---------------------------------------
Frame Relay Switches Operational       24
-------------------------------------- ---------------------------------------
ATM Switches Operational               35
-------------------------------------- ---------------------------------------
Customers                              107,425
-------------------------------------- ---------------------------------------
Interconnection Agreements             13
-------------------------------------- ---------------------------------------
Employees                              1,258
-------------------------------------- ---------------------------------------


* We recently discovered errors in previous disclosures of fiber miles and route miles. We are currently reviewing our network records and these numbers reflect our best estimate based on our review to date. These numbers reflect a downward restatement of approximately 985 route miles and 20,882 fiber miles.


RESULTS OF OPERATIONS

         REVENUES. Total revenue for the three month and six month periods ended June 30, 1999 increased $47.4 million, or 119.8%, and $77.9 million, or 112.0%, respectively, over the comparable three and six month periods ended June 30, 1998. Telecommunications services revenues for the three and six month periods ended June 30, 1999 increased $13.5 million, or 35.7%, and $33.0 million, or 49.3%, respectively, over the comparable three and six month periods ended June 30, 1998. The increase in telecommunications services revenues resulted from increased local, long distance, data, and Internet services revenue as the Company launched new products and entered new markets. The Company is bundling these products to provide better access and services to its customers. In addition, for the six-month period ended June 30, 1999, the increase was also attributable to 1998 strategic acquisitions, including the acquisition of ICON Communications, Corp. Reciprocal compensation, which the Company recognizes based on interconnection agreements, totaled $1.5 million and $2.2 million for the three and six-month periods ended June 30, 1999, respectively, as compared to $0 for both the three and six-month periods ended June 30, 1998. Construction, facility sales and other revenue for the three and six month periods ended June 30, 1999 increased $33.8 million and $44.5 million, respectively, over the comparable three and six month periods ended June 30, 1998. The increase in construction, facility sales and other revenue was attributable to revenue from several agreements to sell or lease conduit and fiber capacity to other carriers. Product revenue for the three and six month periods ended June 30, 1999 increased $.1 million, or 11.9%,and $.3 million, or 18.0%, respectively, over the three and six month periods ended June 30, 1998.

         OPERATING EXPENSES. Total operating expenses for the three and six month periods ended June 30, 1999 increased $38.2 million, or 57.7%, and $71.7 million, or 59.2%, respectively, over the comparable three and six month periods ended June 30, 1998. Network expenses, which include direct local and long distance circuit costs, were 64.0% and 64.5%, respectively, of telecommunications services revenues for the three and six month periods ended June 30, 1999 compared to 68.4% and 70.2% for the comparable periods in the previous year. The decrease in network expenses as a percentage of telecommunications services revenue resulted primarily from an increase in traffic carried on the Company's network. Facilities administration and maintenance expenses for the three and six month periods ended June 30, 1999 were 8.3% and 9.4%, respectively, of telecommunications services revenues compared to 9.8% and 11.4% for the comparable periods ended June 30, 1998. The decrease in these expenses as a percentage of telecommunications services revenues primarily results from the inclusion of revenues from strategic acquisitions, substantially all of which are not generated on the Company's networks.

         Cost of construction revenues for the three and six month periods ended June 30, 1999 were $20.0 million and $25.9 million, respectively, an increase of $19.8 million and $25.7 million over the comparable periods in the previous year. The increase was caused by the increase in construction, facility sales and other revenue. For the three and six month periods ended June 30, 1999, cost of construction revenues were 58.0% and 57.1%, respectively, of construction revenues, compared to 26.5% for both the three and six month periods ended June 30, 1998.

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

         Selling, general and administrative expenses for the three and six month periods ended June 30, 1999 increased $5.3 million, or 21.7%, and $12.9 million, or 28.6%, respectively, as compared to the three and six month periods ended June 30, 1998. The increase is due primarily to the expansion of the

Company's local and enhanced services operations, which resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to companies acquired in 1998. In addition, the Company had increased litigation costs related to its legal proceedings. See "Legal Proceedings" in "Part II: Other Information." As a percentage of total revenue, selling, general and administrative expenses for the three and six months ended June 30, 1999 were 34.5% and 39.3%, respectively, compared to 62.4% and 64.8%, respectively, for the three and six months ended June 30, 1998.

         Depreciation and amortization for the three and six month periods ended June 30, 1999 increased $5.6 million, or 50.3%, and $13.9 million, or 70.3%, respectively, as compared to the three and six months periods ended June 30, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to companies acquired by the Company in 1998. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 19.1% and 22.8% of total revenue for the three and six months ended June 30, 1999 compared to 28.0% and 28.4% for the comparable three and six month periods ended June 30, 1998.

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

         NET INCOME/LOSS. Net loss for the three month period ended June 30, 1999 decreased $1.7 million, or 3.6%, to $43.9 million from $45.6 million for the three months ended June 30, 1998. Net loss for the six month period ended June 30, 1999 increased $70.2 million, or 268.9%, to $96.3 million from $26.1 million for the six month period ended June 30, 1998. Excluding the $61.3 million gain on the NACT Sale, net loss would have increased $8.9 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Such increase primarily relates to increased interest expense.

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

         Capital expenditures for the six months ended June 30, 1999 and 1998 were $153.5 million and $97.5 million, respectively. The Company estimates capital expenditures of approximately $100 million and $150 million in the remainder of 1999 and in Fiscal 2000, respectively. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

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