Form 10-Q/A
period 1999-09-30
GST TELECOMMUNICATIONS INC
filed 2000-03-29
CIK 911522

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

THIS REPORT ON FORM 10-Q/A CONSTITUTES AMENDMENT NO.1 TO THE REGISTRANT'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999, AND AMENDS, IN ITS ENTIRETY, PART I, ITEMS 1 AND 2, AND PART II, ITEM 6 OF SUCH REPORT AS ORIGINALLY FILED NOVEMBER 15, 1999. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH AMENDMENTS.


                                                                      PAGE(S)

                          PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:

           Condensed Consolidated Balance Sheets
           - September 30, 1999 and December 31, 1998                      2

           Condensed Consolidated Statements of Operations
           - Three and Nine Months Ended September 30, 1999
           and 1998                                                        3

           Condensed Consolidated Statements of Cash Flows
           - Nine Months Ended September 30, 1999 and 1998                 4

           Notes to Condensed Consolidated Financial
           Statements                                                      5-8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             8-15


                       PART II: OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               16

SIGNATURES                                                                17

                                        -1-

                          GST Telecommunications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)


ASSETS                                                                    SEPTEMBER 30, 1999         DECEMBER 31, 1998    (1)
                                                                          --------------------       -------------------
                                                                                 (As Restated)
Current assets:
  Cash and cash equivalents                                            $                45,204    $              86,070
  Restricted investments                                                                36,496                   34,107
  Accounts receivable, net                                                              72,161                   32,935
  Investments                                                                           36,721                   16,246
  Inventory, net                                                                         1,204                    1,485
  Prepaid and other current assets                                                      25,282                   11,454
                                                                          ---------------------      -------------------

         Total current assets                                                          217,068                  182,297
                                                                          ---------------------      -------------------

Restricted investments                                                                  56,105                  247,257

Property and equipment                                                                 892,428                  678,374
  less accumulated depreciation                                                        (96,943)                 (62,522)
                                                                          ---------------------      -------------------
                                                                                       795,485                  615,852

Other assets                                                                           143,796                  145,906
  less accumulated amortization                                                        (54,701)                 (40,029)
                                                                          ---------------------      -------------------
                                                                                        89,095                  105,877
                                                                          ---------------------      -------------------

         Total assets                                                  $             1,157,753    $           1,151,283
                                                                          =====================      ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                     $                26,210    $              26,411
  Accrued expenses                                                                      60,411                   37,445
  Deferred revenue                                                                      14,614                    6,030
  Current portion of capital lease obligations                                           5,887                    5,649
  Current portion of long-term debt                                                     15,461                   13,417
                                                                          ---------------------      -------------------

         Total current liabilities                                                     122,583                   88,952
                                                                          ---------------------      -------------------

Other liabilities                                                                       37,439                   21,377
Capital lease obligations, less current portion                                         16,052                   19,741
Long-term debt, less current portion                                                 1,137,851                1,092,959

Redeemable preference shares                                                            65,603                   61,741

Shareholders' deficit:
  Common shares                                                                        241,198                  234,267
  Accumulated deficit                                                                 (499,648)                (383,954)
  Accumulated other comprehensive income                                                36,675                   16,200
                                                                          ---------------------      -------------------

                                                                                      (221,775)                (133,487)
                                                                          ---------------------      -------------------

         Total liabilities and shareholders' deficit                   $             1,157,753    $           1,151,283
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

                          GST Telecommunications, Inc.
                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                                  THREE MONTHS                       NINE MONTHS
                                                               ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          -----------------------------      -----------------------------
                                                               1999            1998              1999             1998
                                                          -------------    ------------      ------------     ------------
                                                          (As Restated)                      (As Restated)
Revenues:
     Telecommunications services                       $        50,424  $       39,091    $      150,362   $      106,008
     Construction, facility sales and other                     53,692           3,250            98,979            4,006
     Product                                                     1,342           1,493             3,581            3,391
                                                          -------------    ------------      ------------     ------------

         Total revenues                                        105,458          43,834           252,922          113,405
                                                          -------------    ------------      ------------     ------------

Operating costs and expenses:
     Network expenses                                           32,295          27,933            96,770           74,886
     Facilities administration and maintenance                   5,348           4,201            14,748           11,857
     Cost of construction revenues                              37,203             300            63,068              500
     Cost of product revenues                                      689             810             2,039            2,207
     Selling, general and administrative                        32,590          24,871            90,559           69,932
     Depreciation and amortization                              18,676          12,420            52,300           32,164
                                                          -------------    ------------      ------------     ------------

         Total operating costs and expenses                    126,801          70,535           319,484          191,546
                                                          -------------    ------------      ------------     ------------

         Loss from operations                                  (21,343)        (26,701)          (66,562)         (78,141)
                                                          -------------    ------------      ------------     ------------

Other expenses (income):
    Interest income                                             (2,037)         (7,492)           (8,520)         (19,220)
    Interest expense, net of amounts capitalized                28,022          27,830            84,058           74,355
    Gain on sale of subsidiary shares                              ---             ---               ---          (61,266)
    Other                                                      (27,898)         16,275           (26,406)          17,396
                                                          -------------    ------------      ------------     ------------

                                                                (1,913)         36,613            49,132           11,265
                                                          -------------    ------------      ------------     ------------


         Loss before income taxes                              (19,430)        (63,314)         (115,694)         (89,406)
                                                          -------------    ------------      ------------     ------------

Income tax expense                                                 ---             ---               ---              ---
                                                          -------------    ------------      ------------     ------------

         Net loss                                      $       (19,430) $      (63,314)   $     (115,694)  $      (89,406)
                                                          =============    ============      ============     ============

         Net loss per share, basic and diluted (1)     $          (.52) $        (1.76)   $        (3.22)  $        (2.60)
                                                          =============    ============      ============     ============

         Weighted average shares outstanding                37,550,357      36,063,767        37,121,573       35,737,086
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

                          GST Telecommunications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                            NINE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                  1999                 1998
                                                              --------------      ----------------
                                                              (As Restated)
Operations:
     Net loss                                                $     (115,694)     $        (89,406)
     Adjustments to reconcile net loss to net cash used
       in operations:
         Depreciation and amortization                               56,990                45,355
         Accretion and accrual of interest                           53,832                35,112
         Non-cash stock compensation and other expense                1,662                 1,213
         Loss on disposal of assets                                   3,430                    56
         Equity in losses of investments and joint venture              ---                   593
         Gain on sale of subsidiary shares                              ---               (61,266)
         Reserve on long term assets                                    ---                15,668
         Changes in non-cash operating working capital:
              Accounts receivable, net                              (39,395)              (15,165)
              Inventory                                                 281                  (508)
              Prepaid, other current and other assets, net          (14,318)                1,971
              Accounts payable and accrued liabilities               32,328                 6,304
              Deferred revenue                                        8,584                 6,326
                                                              --------------      ----------------
                  Cash used in operations                           (12,300)              (53,747)
                                                              --------------      ----------------

Investments:
     Acquisition of subsidiaries, net of cash acquired                  ---               (35,471)
     Proceeds from sale of investments                                  ---                   327
     Purchase of property and equipment                            (215,323)             (147,822)
     Proceeds from sale of assets                                     1,500                 3,584
     Purchase of other assets                                          (333)               (2,638)
     Change in investments restricted for the
          purchase of property and equipment                        173,148              (237,685)
     Proceeds from the sale of subsidiary shares, net                   ---                85,048
     Cash disposed of in sale of subsidiary                             ---                (5,252)
                                                              --------------      ----------------
                  Cash used in investing activities                 (41,008)             (339,909)
                                                              --------------      ----------------

Financing:
     Proceeds from long-term debt                                     1,782               300,562
     Principal payments on long-term debt and capital leases        (13,312)              (22,714)
     Issuance of common shares, net of issuance costs                 8,357                16,578
     Deferred debt financing costs                                      ---               (12,945)
     Change in investments restricted to finance interest
         payments                                                    15,615                16,682
                                                              --------------      ----------------
                  Cash provided by financing activities              12,442               298,163
                                                              --------------      ----------------

                  Decrease in cash and cash
                       equivalents                                  (40,866)              (95,493)

Cash and cash equivalents, beginning of period                       86,070               199,053
                                                              --------------      ----------------

Cash and cash equivalents, end of period                     $       45,204      $        103,560
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

2.       RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR PRIOR PERIODS

         The Company has restated its results for the three and nine month periods ended September 30, 1999 to reflect the following three changes:

     1) For a certain construction contract involving both monetary and non-monetary events, the Company is restating construction revenue, cost of construction revenues and property and equipment to comply with Emerging Issues Task Force 86-29, "Nonmonetary Transactions." The Company has previously accounted for only the value of the net cash impact and believes that recording all portions of the contract on their relative fair values is a more appropriate treatment.

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

The effect of the restatement is as follows:



                                                             Three Months Ended                 Nine Months Ended
                                                           September 30, 1999                  September 30, 1999
                                                     -------------------------------     -------------------------------
                                                      (As Reported)     (As Restated)     (As Reported)     (As Restated)
Construction, facility sales and other revenue       $    45,555       $    53,692       $    70,892       $    98,979
Cost of construction revenues                             16,722            37,203            26,190            63,068
Selling, general and administrative expense               30,828            32,590            86,905            90,559
Net loss                                                  (5,324)          (19,430)         (103,159)         (115,694)
Net loss per share, basic and diluted                       (.14)             (.52)            (2.88)            (3.22)
Property and equipment                                   904,963           892,428           904,963           892,428
Accumulated deficit at September 30, 1999               (487,113)         (499,648)         (487,113)         (499,648)



3.       BASIC AND DILUTED NET LOSS PER SHARE

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

4.       SHAREHOLDERS' EQUITY

     Shares issued and outstanding are as follows:


                                                 SEPTEMBER 30,                  DECEMBER 31,
                                                     1999                           1998
                                            ------------------------      ------------------------
                                                  (As Restated)
     Common shares, no par value                         37,577,514                    36,264,066


                        GST TELECOMMUNICATIONS, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                ---------------------------
                                                                   1999            1998
                                                                -----------      ----------
                                                               (As Restated)
Supplemental disclosure of cash flow information:
     Cash paid for interest                                       $27,143          $30,681
     Cash paid for income taxes                                       ---              ---

Supplemental schedule of non-cash investing
  and financing activities:
      Recorded in business combinations:
         Assets                                                       ---           45,719
         Liabilities                                                  ---            7,900
         Common shares                                                ---            2,348
      Disposition of subsidiary:
         Assets                                                     2,579           35,480
         Liabilities                                                 (216)           4,218
         Minority interest                                            ---           12,732
      Amounts in accounts payable and accrued
         liabilities for the purchase of fixed assets at
         end of period                                             28,560           24,560
      Assets acquired through capital leases                        1,590            9,347
      Conversion of debt to equity                                    774              ---

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

                           Revenues and Adjusted EBITDA by Operational Category

                                                                   THREE MONTHS                      THREE MONTHS
                                                             ENDED SEPTEMBER 30, 1999          ENDED SEPTEMBER 30, 1998
                                                          ------------------------------     ------------------------------
                                                                             ADJUSTED                          ADJUSTED
                                                            REVENUES          EBITDA          REVENUES          EBITDA
                                                          -------------    -------------     ------------     ------------
                                                          (As Restated)    (As Restated)
Core ICP                                               $        26,158  $         1,245   $       10,116   $      (5,493)

Acquisition and legacy                                          24,572          (3,053)           29,562          (2,633)

Product and facility sales                                      54,728           16,657            4,156            2,969

Corporate overhead costs                                           ---         (16,913)              ---          (8,749)
                                                          -------------    -------------     ------------     ------------

Total                                                  $       105,458  $        2,064    $       43,834   $     (13,906)
                                                          =============    =============     ============     ============

                                                                   NINE MONTHS                       NINE MONTHS
                                                            ENDED SEPTEMBER 30, 1999           ENDED SEPTEMBER 30, 1998
                                                          -----------------------------      -----------------------------
                                                                            ADJUSTED                           ADJUSTED
                                                            REVENUES         EBITDA           REVENUES          EBITDA
                                                          -------------    ------------      ------------     ------------
                                                          (As Restated)    (As Restated)
Core ICP                                                  $     66,649     $     (705)       $    25,462     $   (14,960)

Acquisition and legacy                                          84,844         (3,517)            80,896          (8,317)

Product and facility sales                                     101,429         36,206              7,047           4,301

Corporate overhead costs                                           ---        (43,459)               ---         (24,661)
                                                          -------------    ------------      ------------     ------------

Total                                                     $    252,922     $  (11,475)       $   113,405     $   (43,637)
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

C. Reference is made to "Recent Developments" in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report on Form 10-K/A for the fiscal year ended December 31, 1998 in which the Company disclosed potential technical violations of certain debt convenants. On September 16, 1999, the Company received $30.0 million from Global Light Telecommunications, Inc. and others in connections with the settlement of various lawsuits. See "Legal Proceedings" in Part II. Other Information. As a result, the Company believes that there is currently no basis on which the noteholders could declare a default under the indentures relating to the Company's debt issuances.

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

The following table highlights key statistical information about the Company, as of September 30, 1999:


----------------------------------------- --------------------------------------
Access Lines, sold this quarter             38,712
----------------------------------------- --------------------------------------
Access Lines, installed this quarter        30,887
----------------------------------------- --------------------------------------
Cities Served                               49
----------------------------------------- --------------------------------------
Route Miles, total                          6,048 (86% owned, 14% leased)
----------------------------------------- --------------------------------------
Fiber Miles, total                          362,600 (97% owned, 3% leased)
----------------------------------------- --------------------------------------
Collocations                                98
----------------------------------------- --------------------------------------
Class 4/5 Switches Operational              15
----------------------------------------- --------------------------------------
Frame Relay Switches Operational            23
----------------------------------------- --------------------------------------
ATM Switches Operational                    37
----------------------------------------- --------------------------------------
Customers                                   96,527
----------------------------------------- --------------------------------------
Interconnection Agreements                  12
----------------------------------------- --------------------------------------
Employees                                   1,297
----------------------------------------- --------------------------------------

* We recently discovered errors in previous disclosures of fiber miles and route miles. We are currently reviewing our network records and these numbers reflect our best estimate based on our review to date. These numbers reflect a downward restatement of approximately 760 route miles and 26,562 fiber miles.

RESULTS OF OPERATIONS

         REVENUES. Total revenues for the three month and nine month periods ended September 30, 1999 increased $61.6 million, or 140.6%, and $139.5 million, or 123.0%, respectively, over the comparable three and nine month periods ended September 30, 1998. Telecommunications services revenues for the three and nine month periods ended September 30, 1999 increased $11.3 million, or 29.0%, and $44.4 million, or 41.8%, respectively, over the comparable three and nine month periods ended September 30, 1998. The increase in telecommunications services revenues resulted from increased local, long distance, data and Internet services revenue as the Company launched new products and entered new markets. The Company bundles these products to provide better access and services to its customers. In addition, for the nine month period ended September 30, 1999, the increase was also attributable to 1998 strategic acquisitions, including the acquisition of ICON Communications Corporation. Reciprocal compensation, which the Company recognizes based on interconnection agreements, totaled $3.0 million and $5.2 million for the three and nine month periods September 30, 1999, respectively, as compared to $0 for both the three and nine-month periods ended September 30, 1998. Construction, facility sales and other revenue for the three and nine month periods ended September 30, 1999 increased $50.4 million and $95.0 million, respectively, over the comparable three and nine month periods ended September 30, 1998. The increase in construction, facility sales and other revenue was attributable to revenue from several agreements to sell, construct or lease conduit and fiber to other carriers. Product revenue for the three and nine month periods ended
September 30, 1999 decreased $.2 million, or 10.1%, and increased
$.2 million, or 5.6%, respectively, over the three and nine month periods ended September 30, 1998.

         OPERATING EXPENSES. Total operating expenses for the three and nine month periods ended September 30, 1999 increased $56.3 million, or 79.8%, and $127.9 million, or 66.8%, respectively, over the comparable three and nine month periods ended September 30, 1998. Network expenses, which include direct local and long distance circuit costs, were 64.0% and 64.4%, respectively, of telecommunications services revenues for the three and nine month periods ended September 30, 1999 compared to 71.5% and 70.4% for the comparable periods in the previous year. The decrease in network expenses as a percentage of telecommunications services revenue resulted primarily from an increase in traffic carried on the Company's network. Facilities administration and maintenance expenses for the three and nine month periods ended September 30, 1999 were 10.6% and 9.8%, respectively, of telecommunications services revenues compared to 10.7% and 11.2% for the comparable periods ended September 30, 1998. The decrease in these expenses as a percentage of telecommunications services revenues for the nine month period primarily resulted from the inclusion of revenues from strategic acquisitions, substantially all of which were not generated on the Company's networks.

         Cost of construction revenues for the three and nine month periods ended September 30, 1999 were $37.2 million and $63.1 million, respectively, an increase of $36.9 million and $62.6 million over the comparable periods in the previous year. The increase was caused by the increase in construction, facility sales and other revenue. For the three and nine month periods ended September 30, 1999, cost of construction revenues were 69.3% and 63.7%, respectively, of construction revenues, compared to 9.2% and 19.9% for the three and nine month periods ended September 30, 1998.

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

         Selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 increased $7.7 million, or 31.0%, and $20.6 million, or 22.8%, respectively, as compared to the three and nine month periods ended September 30, 1998. The increase is primarily due to: 1) the expansion of the Company's local and enhanced services operations, which resulted in additional marketing, management information and sales staff; 2) selling, general and administrative expenses related to companies acquired in 1998; 3) increased bad debt expenses related to reserves recorded for certain ISP and carrier customers; and 4) increased bonuses related to the Company's Variable Incentive Plan. In addition, the Company had increased litigation costs related to its legal proceedings described in "Legal Proceedings" in "Part II: Other Information." As a percentage of total revenues, selling, general and administrative expenses for the three and nine months ended September 30, 1999 were 31.0% and 35.8%, respectively, compared to 56.7% and 61.7%, respectively, for the three and nine months ended September 30,

1998. The decrease in selling, general and administrative expenses as a percentage of total revenue relates primarily to increased construction, facility sales and other revenue.

         Depreciation and amortization for the three and nine month periods ended September 30, 1999 increased $6.3 million, or 50.4%, and $20.1 million, or 62.6%, respectively, as compared to the three and nine month periods ended September 30, 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service. The nine month period increase is also attributable to the amortization of intangible assets related to companies acquired in 1998. The Company expects that depreciation will continue to increase as it expands its networks and longhaul fiber optic facilities and installs additional switches. Depreciation and amortization expense was 17.7% and 20.7% of total revenue for the three and nine months ended September 30, 1999 compared to 28.3% and 28.4% for the comparable three and nine month periods ended September 30, 1998.

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

         NET INCOME/LOSS. Net loss for the three month period ended September 30, 1999 decreased $43.9 million, or 69.3%, to $19.4 million from $63.3 million for the three months ended September 30, 1998. Net loss for the nine month period ended September 30, 1999 increased $26.3 million, or 29.4%, to $115.7 million from $89.4 million for the nine month period ended September 30, 1998. Excluding the $28.0 million gain (net) on the Global Settlement, net loss would have decreased $15.9 million for the three months ended September 30, 1999. The decrease in net loss primarily related to increased construction and facility sales. Excluding the $28.0 million gain (net) on the Global Settlement in 1999 and $61.3 million gain on the NACT Sale in 1998, net loss would have decreased $7.0 million for the nine months ended September
30, 1999 as compared to the nine months ended September 30, 1998. Such decrease primarily relates to increased construction and facility sales.

         The following table details a measurement and reporting structure recently adopted by the Company's chief operating decision maker for the three and nine month periods ended September 30, 1999 and 1998.

                          Revenues and Adjusted EBITDA by Operational Category

                                                                   THREE MONTHS                      THREE MONTHS
                                                             ENDED SEPTEMBER 30, 1999          ENDED SEPTEMBER 30, 1998
                                                          ------------------------------     ------------------------------
                                                                             ADJUSTED                          ADJUSTED
                                                            REVENUES          EBITDA          REVENUES          EBITDA
                                                          -------------    -------------     ------------     ------------
                                                         (As Restated)    (As Restated)
Core ICP                                               $        26,158  $         1,245   $       10,116   $      (5,493)

Acquisition and legacy                                          24,572           (3,053)          29,562          (2,633)

Product and facility sales                                      54,728           16,657            4,156           2,969

Corporate overhead costs                                           ---          (16,913)             ---          (8,749)
                                                          -------------    -------------     ------------     -----------
Total                                                  $       105,458  $         2,064   $       43,834   $     (13,906)
                                                          =============    =============     ============     ===========

                                      -11-

                                                                   NINE MONTHS                       NINE MONTHS
                                                            ENDED SEPTEMBER 30, 1999           ENDED SEPTEMBER 30, 1998
                                                          -----------------------------      -----------------------------
                                                                            ADJUSTED                           ADJUSTED
                                                            REVENUES         EBITDA           REVENUES          EBITDA
                                                          -------------    ------------      ------------     ------------
                                                          (As Restated)   (As Restated)
Core ICP                                                  $     66,649     $     (705)       $    25,462      $  (14,960)

Acquisition and legacy                                          84,844         (3,517)            80,896          (8,317)

Product and facility sales                                     101,429         36,206              7,047           4,301

Corporate overhead costs                                           ---        (43,459)               ---         (24,661)
                                                          -------------    ------------      ------------     -----------

Total                                                     $    252,922     $  (11,475)       $   113,405      $  (43,637)
                                                          =============    ============      ============     ===========

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

         Product and facility sales revenue for the three and nine month periods ended September 30, 1999 increased $50.6 million and $94.4 million, respectively, over the three and nine month periods ended September 30, 1998. Product and facility sales adjusted EBITDA for the three and nine months ended September 30, 1999 increased $13.7 million and $31.9 million, respectively, over the three and nine months ended September 30, 1998. This increase in revenues and adjusted EBITDA resulted primarily from revenues related to agreements to sell, construct or lease fiber and conduit to other carriers.

         Adjusted EBITDA from corporate overhead costs for the three and nine month periods ended September 30, 1999 decreased $8.2 million, or 93.3%, and $18.8 million, or 76.2%, respectively, over the three and nine months ended September 30, 1998. Such decrease resulted from an increase in corporate overhead costs related to increased marketing and management information staff as well as increased litigation costs related to legal proceedings.

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

         Capital expenditures for the nine months ended September 30, 1999 and 1998 were $222.0 million and $170.1 million, respectively, including $25.9 million and $18.4 million of capitalized interest. The Company estimates capital expenditures of approximately $40.0 million and $160.0 million in the remainder of 1999 and in Fiscal 2000, respectively. The majority of these expenditures is expected to be made for the construction of network and longhaul fiber optic facilities and the purchase of switches and related equipment to facilitate the offering of the Company's services. Continued significant capital expenditures are expected to be made thereafter. In addition, the Company expects to continue to incur operating losses while it expands its business and builds its customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond the Company's control, including economic conditions, competition, regulatory developments and the availability of capital.

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