Form 10-K
period 1999-12-31
GST TELECOMMUNICATIONS INC
filed 2000-03-29
CIK 911522

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-K

(Mark One)

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1999.

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         The aggregate market value at March 15, 2000 of the Registrant's Common Shares, without par value (based upon the closing price of $9 1/4 per share of such Shares on NASDAQ), held by non-affiliates of the Company was approximately $350,130,232. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 15, 2000, there were outstanding 37,934,567 of the Registrant's Common Shares, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Securities and Exchange Commission allows us to incorporate by reference the information we file with them, which means that we can disclose important information to you by referring you to those documents. In this Annual Report on Form 10-K, we incorporate by reference certain portions of our definitive proxy statement to be filed with the SEC no later than May 1, 2000 pursuant to Regulation 14A.

                                TABLE OF CONTENTS


PART I           Item 1.       Business .............................................................................    1
                 Item 2.       Properties ...........................................................................   14
                 Item 3.       Legal Proceedings ....................................................................   15
                 Item 4.       Submission of Matters to a Vote of Security Holders ..................................   18
PART II          Item 5.       Market for the Registrant's Common Equity and Related
                               Stockholder Matters ..................................................................   18
                 Item 6.       Selected Financial Data ..............................................................   19
                 Item 7.       Management's Discussion and Analysis of Financial
                               Condition and Results of Operations ..................................................   20
                               Risk Factors .........................................................................   31
                 Item 7A.      Quantitative and Qualitative Disclosure About Market Risk ...........................   43
                 Item 8.       Financial Statements and Supplementary Data ..........................................   44
                 Item 9.       Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure ..................................................   44
PART III         Item 10.      Directors and Executive Officers .....................................................   44
                 Item 11.      Executive Compensation ...............................................................   44
                 Item 12.      Security Ownership of Certain Beneficial Owners and
                               Management ...........................................................................   44
                 Item 13.      Certain Relationships and Related Transactions .......................................   44
PART IV          Item 14.      Exhibits, Financial Statement Schedules, and Reports on
                               Form 8-K .............................................................................   45
SIGNATURES ..........................................................................................................   50
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ..........................................................................  F-1

                                                                               i

         Unless the context suggests otherwise, references in this Form 10-K to "we," "us," "our" and "GST" mean GST Telecommunications, Inc. and its subsidiaries. Unless otherwise indicated, dollar amounts over $1 million have been rounded to one decimal place and dollar amounts less than $1 million have been rounded to the nearest thousand. Additionally, unless otherwise indicated, all amounts expressed as "$" or "dollars" in this Form 10-K refer to United States currency.

         This Form 10-K contains "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements included in this Form 10-K, other than statements of historical facts, are forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading "Business--Risk Factors" and throughout this Form 10-K. All forward-looking statements speak only as of the date of this Form 10-K. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         We are a facilities-based integrated communications provider, or ICP, offering voice, data and Internet services throughout the western United States. By providing service over our own network facilities, we are able to lower and control our costs while also developing flexible products to meet the needs of both small and large business customers. Our current products include data transport, high-speed Internet access, voice services, including a bundled offering of local and long distance services, and wholesale services, including dark fiber and conduit rights.

DEVELOPMENT OF THE COMPANY'S BUSINESS

         GST Telecommunications, Inc. was founded in 1987 as a federally-chartered Canadian corporation. GST was originally known as Greenstar Resources, Ltd., which was re-named Greenstar Telecommunications, Inc. in 1993 and GST Telecommunications, Inc. in 1995. In June 1994, we formed a subsidiary, GST Telecom, Inc., a Delaware corporation, to develop, construct and operate telecommunications networks in the western United States. We began operations as a facilities-based competitive access provider, and during the past five years we have expanded our network to include 49 cities in eight states and have fully evolved into an integrated communications provider, offering voice, data and Internet services throughout our markets. An essential component for our strategic development was the Telecommunications Act of 1996, or the Telecom Act, and several state regulatory initiatives, which substantially changed the telecommunications regulatory environment in the United States and enabled us to provide local dial tone in addition to interstate and intrastate switched access services.

         During 1999, we re-focused on our core business lines of local, data and wholesale service offerings. We divested our assets in Guam, and most of our assets related to shared tenant services. We also sold our assets relating to our resold long distance services based out of Abilene, Texas. During the first quarter of 2000, we continued our plan of divesting non-core assets by selling our mainland U.S. dial-up Internet assets and our assets related to our network management services product. We will also continue to seek to divest other non-core assets (such as our Hawaii assets) in transactions consistent with maximizing shareholder value.

SERVICES OFFERED

         The following table summarizes the percent of total revenue contributed by our principal services for the past three years.

                                                                             Three Month             Year
                                                                            Period Ended             Ended
                                       Years Ended December 31              September 30          September 30
                                      1999                 1998                 1997                 1997
                             -------------------------------------------------------------------------------------
Local services...............         29.1%                29.9%                 19.4%                16.0%
Long distance services.......         20.4                 40.2                  34.8                 42.4
Data transport services......          6.2                  5.4                   3.0                  1.9
Internet services............          3.0                  5.1                   2.8                  2.8
Product......................          1.3                  2.9                  24.0                 22.1
Long-haul services...........          3.6                  9.0                   9.4                 11.4
Construction.................         35.7                  5.4                   4.1                  0.0
Other........................          0.7                  2.1                   2.5                  3.4
                                     -----                -----                 -----                -----
                                     100.0%               100.0%                100.0%               100.0%
                                     =====                =====                 =====                =====

DATA SERVICES

         The proliferation of corporate networks, Internet usage and enhanced data services is causing data flow to become an increasingly larger portion of overall telecommunications traffic. Businesses must be able to access and distribute data and other information quickly. Our broadband local networks and IP (Internet Protocol) facilities enable us to deliver broadband data services to businesses and other high-capacity users. We offer our customers the following data services:

         DATA TRANSPORT SERVICES. We offer frame relay services that provide customers with high-performance, cost-efficient global interconnection of multiple local area networks. Our frame relay services are high-speed packet switching systems that utilize transmission links only when required--which allows us to offer customers capacity comparable to a dedicated circuit at a lower price.

         INTERNET ACCESS SERVICES. We offer primarily high-speed Internet access services at speeds ranging from 56 Kbps to 45 Mbps. We also offer dial-up Internet access in Hawaii. A large portion of our Internet access business is as a provider of Internet access to other Internet service providers, or ISPs.

WHOLESALE SERVICES

         LONG-HAUL SERVICES. We offer high-capacity, un-switched telecommunications transmission circuits, including resold circuits of other carriers, to customers who transport their already-switched traffic between local service areas. For the use of such long-haul circuits, we typically bill customers a non-usage based monthly rate determined by capacity, location and circuit length.

         DARK FIBER AND CONDUIT RIGHTS. We lease customers long-term rights to dark fiber and conduit. Dark fiber consists of fiber strands contained within a fiber-optic cable that are not connected to electronic equipment. A lease of dark fiber rights typically has a term that approximates the economic life of a fiber-optic strand (generally 20 to 30 years). Purchasers of dark fiber rights usually install their own electrical and optical transmission equipment. A purchaser of conduit rights lays its own cable inside the conduit, which may be either a spare conduit or one that already contains GST cables. Payment for dark fiber and conduit rights is generally made at the time of delivery and acceptance of the fiber or conduit, although other payment options may be available. We report revenues associated with these projects as part of our construction revenues.

VOICE AND BUNDLED SERVICES

         LOCAL SERVICES. We offer analog and digital telephone lines to customers, as well as an integrated service offering that combines voice and data services over a single line. Our high-speed digital switches allow us to customize network configurations and solutions to meet the individual needs of customers. We also offer our customers a wide range of enhanced features such as call waiting, call forwarding, conference calling and voice mail, as well as operator and directory assistance services. During 1999 we introduced Enhanced Business services, a product consolidating our most popular calling features for medium and large businesses. We provide local services by using our own communications network facilities, coupled with leased lines or unbundled network elements provided by the incumbent local exchange carrier as needed.

         COLLOCATION SERVICES. We offer collocation space bundled with other voice and data products. Each collocation site provides a secure, temperature-controlled environment with customer access 24 hours a day, seven days a week, and is typically located near a GST switch to provide immediate access to our voice and data services.

         PRIVATE LINE SERVICES. We offer customers dedicated broadband capacity, typically T-1s and DS-3s. Private lines enable customers to connect directly to their long distance carriers, bypassing the incumbent local exchange carrier and thereby reducing costs. Private lines also enable customers to establish virtual private wide-area networks for data and voice transmissions between or among multiple locations. We provide private line services by using our own communications network facilities, leasing communications network facilities from other telecommunications carriers, or using some combination of owned and leased communications network facilities

         LONG DISTANCE SERVICES. We provide our basic and enhanced long distance services both over our own communications network facilities and through agreements with major long distance carriers. These agreements provide us with access to the long distance networks of carriers at discounted rates, which can vary with the volume of monthly traffic.

SALES CHANNELS AND CUSTOMER SUPPORT

         We primarily market our data, Internet, voice and bundled services to customers through our direct sales force. We have also established an inside sales (telemarketing) group, a government systems group, and an alternate channels group, which includes referral partners, independent agents and resellers. We have a separate sales force devoted specifically to our wholesale services.

         As of December 31, 1999, we employed 423 sales and marketing employees.

OUR DIRECT SALES FORCE

         Our direct sales effort is led primarily by account executives located in our field sales offices. We offer our account executives competitive, commission-based compensation and a new-hire training program, as well as ongoing technical and sales education. Account executives initiate contacts and qualify leads in discrete geographic areas targeted by proximity to our network facilities and collocations.

         Our account executives are supported by sales engineers, who provide technical advice for creating customer-specific solutions, and account development representatives, who coordinate service installation and provide continuing support and quality assurance. Sales managers provide local sales leadership to the account teams in each market.

         Local customer service representatives are assigned to particular customers and are supplemented by local technical sales support personnel and a centralized group of customer service representatives located in call centers who respond to after-hours customer inquiries and perform account maintenance.

OUR NETWORK

         By building and operating our own network, we reduce our reliance on the facilities of other providers,--such as the incumbent local exchange carriers--enhance service to our customers, and reduce our cost of providing services. Our facilities-based network incorporates technology that enables us to carry voice and data traffic on the same network. We connect our local networks, typically a fiber-optic ring configuration, with our high-capacity long-haul network, which together cover 4,415 route miles and 252,642 fiber miles. We have an additional 917 route miles (which corresponds to 59,618 fiber miles) under construction. In addition to the fiber miles we own and use in our operations, we own an additional 52,100 fiber miles which we have leased to other telecommunications carriers as dark fiber rights. We also lease fiber for our own use, as necessary, and as of December 31, 1999, we leased a total of 838 route miles and 9,054 fiber miles from other telecommunications carriers. Thus, our total owned and leased fiber miles are approximately 373,414.

         We recently discovered errors in previous disclosures of fiber miles and route miles. We are currently reviewing our network records and the numbers stated above reflect our best estimate based on our review to date. In addition, prior disclosures included both under-construction miles and miles which we lease to other telecommunications carriers in the total, but did not provide the breakdown as shown above. Restated route miles and fiber miles information for prior quarters is being provided in amendments to Form 10-Q for the periods ended June 30 and September 30, 1999, to be filed concurrently with this Form 10-K.

LOCAL FIBER OPTIC NETWORKS

         In many of our markets, the core of our local networks is a ring of fiber-optic cable, typically in the city's central business district, that connects to our central offices. In markets where we do not yet, or do not plan to, have a fiber-optic ring in place, we rely on strategically-placed fiber-optic network connections between our central offices and various collocation and customer sites. Our central offices contain the switches and routers that direct data and voice traffic to their destinations, and also have the space to house the additional equipment necessary for future telecommunications services. Our central offices also function as collocation facilities where we house telecommunications equipment for our customers and other carriers to support interconnection of these various networks. We have 15 Class 4/5 voice switches, 23 frame relay switches and 37 ATM (Asynchronous Transfer Mode) switches located throughout our network.

         We are now offering services in 49 cities throughout eight states. We serve larger cities, such as Los Angeles and the San Francisco Bay area, medium-sized markets, such as Phoenix, Albuquerque, Portland and Boise, and clusters of smaller markets throughout the western United States.

         In our metropolitan networks designed on a fiber-optic ring configuration, the ring is typically constructed in the central business district and enables connectivity between our hub/switch site and the following locations:

         -  major or tandem ILEC central offices;
         -  interexchange carrier Points of Presence, for wholesale purposes;
         - strategic multi-tenant office buildings providing a high density of businesses fitting GST's customer profile; and
         - carrier hotels housing other ICP and interexchange carrier customers.

         We will then construct, as opportunities arise or as market demand supports, extensions or distribution loops off the central business district ring that target other ILEC collocation opportunities or locations containing multiple businesses fitting GST's target-customer profile. These distribution rings are normally 48 to 96 fibers, depending on the length of the loop.

         The central business district fiber-optic ring is usually small with respect to route miles, but contains significant bandwidth, typically ranging from 144 to 216 fibers. We use the higher count fiber to ensure that fiber is not significantly stranded on the distribution loops as they route back to the hub/switch site. Where feasible, we also seek to provide customers a diversely-routed path from their premises back to our central office.

LONG-HAUL NETWORK

         Our core fiber-optic backbone network, as planned, extends from Seattle to San Diego, with most segments complete or expected to be complete during 2000. The capacity of the network varies along the route, with cables ranging from 12 to 144 fibers and six to eight two-inch conduits. Fiber and conduits not needed for our operations will be used to support our wholesale services. Where feasible, we participate in joint construction projects with other carriers to reduce our overall cost of construction. We will also continue to explore opportunities to expand our long-haul network through swaps with other carriers.

         We were selected to participate as the long-haul network provider in the National Transparent Optical Network, or NTON, Consortium, consisting of Nortel Networks, Lawrence Livermore National Laboratory, Sprint
Communications, and Bay Area Rapid Transit. NTON is the West Coast leg of the Defense

Advanced Research Projects Agency (DARPA)-sponsored SUPERNET, which is an integral part of the United States government's Next Generation Internet (NGI) project. The NGI will eventually connect a series of extremely high-bandwidth networks, providing a national testbed for the development of future high-speed, broadband applications. The NTON backbone will run from Seattle to San Diego, with major connection points in those cities and Portland, Ore., San Francisco, and Los Angeles. We provide the long-haul fiber and long-haul network management for the NTON Consortium. Using our existing commercial fiber (Corning LEAF OC-192 long-haul fiber), Versalar Terabit IP Switch Routers and Vector Asynchronous Transfer Mode (ATM) switches, the network is capable of supporting bandwidth speeds of 10 Gigabytes per second and greater.

NETWORK CONTROL CENTER

         Our Vancouver, Washington-based network control center is staffed by approximately 32 employees, who provide network monitoring 24 hours a day, seven days a week. Generally, advanced monitoring systems allow our personnel to diagnose and resolve problems before customers detect a meaningful degradation in service quality.

COMPETITION

         The communications industry is highly competitive. Some of our competitors may have personnel, financial and other competitive advantages. New competitors may enter the market because of increased consolidation and strategic alliances resulting from the Telecom Act, as well as technological advances and further deregulation.

         Our current and prospective competitors include, among others, the following companies:

         -  GTE Corp.;
         -  US West, Inc.;
         -  AT&T Corp.;
         -  MCI WorldCom, Inc.;
         -  Sprint Corp.;
         -  Williams Communications, Inc.;
         -  Level 3 Communications, Inc.;
         -  Qwest Communications, Inc.; and
         - other competitive local exchange carriers operating in the markets we serve.

         We compete primarily on the basis of pricing, transmission quality, network reliability and customer service and support. We have only recently begun to offer some of our services and products, and, as a result, we may have fewer and less well-established customer relationships than some of our competitors.

         We believe that we have advantages over our competitors. In particular, many of the incumbent local exchange carriers and interexchange carriers rely on systems that were constructed before ours. We believe that the older systems operated by these carriers generally face disadvantages when compared to our network, such as:

         -  lower transmission speeds;
         -  lower overall capacity;
         -  more costly maintenance requirements;
         -  inefficiency due to design and competing traffic requirements;
            and
         - greater susceptibility to systems interruption from physical damage to the network infrastructure.

         We are aware that other competitors may employ advanced technology that is comparable to our network. Additional capacity that is expected to be available over the next several years from competitors may cause significant decreases in prices overall. Competitive factors that may have a material adverse impact on our operations are discussed under the heading "Risk Factors."

REGULATION

         THE FOLLOWING SUMMARY OF REGULATORY DEVELOPMENTS AND LEGISLATION IS NOT COMPREHENSIVE. IT DOES NOT DESCRIBE ALL PRESENT AND PROPOSED FEDERAL, STATE AND LOCAL REGULATION AND LEGISLATION AFFECTING THE TELECOMMUNICATIONS INDUSTRY. EXISTING FEDERAL AND STATE REGULATIONS ARE CURRENTLY SUBJECT TO JUDICIAL PROCEEDINGS, LEGISLATIVE HEARINGS AND ADMINISTRATIVE PROPOSALS THAT COULD CHANGE, IN VARYING DEGREES, THE MANNER IN WHICH OUR INDUSTRY OPERATES. WE CANNOT PREDICT THE OUTCOME OF THESE PROCEEDINGS OR THEIR IMPACT ON THE TELECOMMUNICATIONS INDUSTRY OR OUR BUSINESS.

         OVERVIEW. Our services are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all the facilities of, and services offered by, telecommunications common carriers like us to the extent we use our facilities to provide, originate or terminate interstate or international communications. State regulatory commissions retain jurisdiction over most of the same facilities and services to the extent they are used to provide, originate or terminate intrastate communications. The decisions of these regulatory bodies are often subject to judicial review, which makes it difficult for us to predict, with certainty, the legal outcomes in this area. Finally, while industry and the markets recognize the evolutionary nature of data-centric ICPs, the regulatory bodies still refer to any competitive telecommunications carriers as competitive local exchange carriers, or CLECs. For that reason, although we refer to our business as an ICP throughout this annual report, for purposes of the following regulatory discussion we refer to our business as a CLEC.

         FEDERAL REGULATION. We must comply with the requirements applicable to common carriers set forth in the Communications Act of 1934. Comprehensive amendments to the Communications Act of 1934 were made by the Telecom Act, which substantially altered both federal and state regulation of the telecommunications industry. The primary purpose of this legislation was to foster increased competition among telecommunications carriers. Because implementation of the Telecom Act is subject to numerous federal and state policy rulemaking proceedings and judicial review, we cannot predict with certainty its ultimate effect on our business.

         Under the Telecom Act, any entity may enter a telecommunications market, subject to reasonable financial, safety, quality, consumer protection and state regulations. The Telecom Act makes local markets accessible by requiring the incumbent local exchange carrier, or ILEC, to permit interconnection to its network and establishes ILEC obligations with respect to:

         - COLLOCATION OF EQUIPMENT, which allows companies like us to install and maintain our own network equipment, including ATM switches and fiber-optic equipment, in ILEC central offices.

         - RECIPROCAL COMPENSATION, which requires the ILECs and CLECs to compensate each other for telecommunications traffic that originates on the network of one carrier and is sent to the network of the other.

         - RESALE OF SERVICE OFFERINGS, which requires the ILEC to establish wholesale rates for retail services so CLECs may resell those services to their own end-users.

         - INTERCONNECTION, which requires the ILECs to permit their competitors to interconnect with ILEC facilities at any technically feasible point in the ILECs' networks.

         - ACCESS TO UNBUNDLED NETWORK ELEMENTS, which requires the ILECs to unbundle and provide access to some components of their local service network to other local service providers. Unbundled network elements are portions of an ILEC's network, such as copper lines or "loops," that CLECs can lease for use in their own networks.

         - NUMBER PORTABILITY, which requires the ILECs and CLECs to allow a customer to retain an existing phone number within the same local area even if the customer changes telecommunications services providers. All telecommunications carriers are required to contribute to the shared industry costs of number portability.

         - DIALING PARITY, which requires the ILECs and CLECs to provide customers with uniform quality of service when dialing between networks.

         - ACCESS TO RIGHTS-OF-WAY, which requires the ILECs and CLECs to establish non-discriminatory access to telephone poles, ducts, conduits and rights-of-way.

         The Telecom Act requires ILECs to negotiate in good faith with other carriers that request any of the arrangements discussed above. If a requesting carrier is unable to reach agreement with the ILEC within a prescribed time, either carrier may request arbitration by the applicable state commission. If an agreement still cannot be reached, the carriers are forced to abide by the obligations established by the FCC and the applicable state commission.

         We have entered into a number of interconnection agreements with the ILECs in our markets and will enter into additional agreements as needed. We have existing interconnection agreements in each of our existing markets. Several of the interconnection agreements covering our existing markets expired in 1999 or will expire in 2000. We are in the process of negotiating new interconnection terms with the ILECs. Pending conclusion of these negotiations, the existing interconnection agreements should continue to apply.

         The FCC is charged with establishing guidelines to implement the Telecom Act. In August 1996, the FCC released a decision known as the Interconnection Decision, that established rules for the interconnection requirements outlined above and provided guidelines for interconnection agreements by state commissions. The U.S. Court of Appeals for the Eighth Circuit vacated portions of the Interconnection Decision. On January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the FCC's authority to issue regulations governing pricing of unbundled network elements provided by the ILECs in interconnection agreements, including regulations governing reciprocal compensation, which are discussed in more detail below. In addition, the Supreme Court affirmed an FCC rule that allows requesting carriers to "pick and choose" the most attractive portions of existing interconnection agreements with other carriers. The Supreme Court did not, however, address other challenges raised about the FCC's rules at the Eighth Circuit because those challenges were not decided by the Eighth Circuit. These challenges will have to be addressed by the Eighth Circuit in light of the Supreme Court's decision. In addition, the Supreme Court disagreed with the standard applied by the FCC for determining whether an ILEC should be required to provide a competitor with particular unbundled network elements. This issue will be addressed by the FCC in a new rulemaking proceeding that the FCC recently initiated.

         The decisions of the Eight Circuit and Supreme Court have not resolved the uncertainty about the rules governing the pricing terms and conditions of interconnection agreements. The Supreme Court's actions in particular may affect the re-negotiation of existing agreements. The ILECs may, as a result of the Supreme Court reversal, seek to stop providing some unbundled elements. Although state commissions continue to implement and enforce interconnection agreements, the Supreme Court ruling and future FCC actions and court rulings may affect the state commissions' authority to implement or enforce interconnection agreements or lead to additional rulemaking by the FCC. The resulting uncertainty makes it difficult to predict whether we will be able to continue to rely on our existing interconnection agreements or have the ability to negotiate acceptable interconnection agreements in the future.

         In addition to requiring the ILECs to open their networks to competitors and reducing the level of regulation applicable to CLECs, the Telecom Act also reduced the level of regulation that applies to the ILECs, thereby increasing their ability to respond quickly in a competitive market. For example, the FCC has applied "streamlined" tariff regulation of the ILECs, which shortens the requisite waiting period before which tariff changes may take effect. These developments enable the ILECs to change rates more quickly in response to competitive pressures. The FCC has also introduced substantial price flexibility for the ILECs, subject to specified caps. This flexibility could decrease our ability to effectively compete with ILECs in our markets.

         In March 1999, the FCC issued an order requiring ILECs to provide unbundled loops and collocation on more favorable terms than had previously been available. The order permits collocation of equipment that could be used to more efficiently provide advanced data services such as high-speed DSL service, and requires less expensive "cageless" collocation. In the March 1999 order, the FCC deferred action on its previous proposal to permit ILECs to offer advanced data services through separate affiliates that are not restricted by certain provisions of the Telecom Act. Permitting ILECs to provide data services through separate affiliates that are subject to fewer regulatory requirements could have a material adverse impact on our ability to compete in the data services sector. These areas of regulation are subject to change through additional proceedings by the FCC or through judicial challenge.

         The Telecom Act gives the FCC authority to cease regulating carriers if it determines that regulation would not serve the public interest. The FCC is charged with reviewing its regulations for continued relevance on a regular basis. As a result of this mandate, a number of regulations that apply to CLECs have been and may in the future be eliminated.

         RECIPROCAL COMPENSATION. Reciprocal compensation is the compensation paid by one carrier to complete particular calls on another local exchange carrier's network. Because a number of our customers typically receive more calls than they make, we expect to receive more reciprocal compensation than we pay for calls that originate on our networks. However, as a result of the current regulatory environment and several trends in our business, which are discussed below, we expect our revenues from reciprocal compensation to decline in the future.

         Despite the compensation arrangements we have negotiated with ILECs in our markets which have included compensation for inbound ISP traffic, many ILECs continue to assert the position that reciprocal compensation charges resulting from inbound ISP traffic fall outside the scope of existing interconnection agreements. On February 25, 1999, the FCC issued a declaratory ruling and Notice of Proposed Rulemaking concerning inbound ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally mixed and largely interstate in nature, and thus within the FCC's jurisdiction. The FCC has requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it should permit states to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements. The FCC order was appealed to the United States Court of Appeals for the District of Columbia, and oral argument was held November 22, 1999. We cannot predict the effect of the FCC's ruling on existing state decisions, or the outcome of pending appeals or additional pending cases.

         Some states in which we operate have ordered the ILECs to pay reciprocal compensation for Internet-related calls. Overall, the majority of states that have addressed the question have ruled that compensation is owed for this traffic. However, these states and other states that have not yet considered the issue may determine that no compensation is owed for Internet-related calls.

         In light of the FCC's February 1999 order, state commissions that previously addressed this issue and required reciprocal compensation to be paid for ISP traffic may reconsider and may modify their prior rulings. Several ILECs, including US West and Pacific Bell, are seeking to overturn prior orders that they claim are inconsistent with the FCC's February 1999 order. Relief sought could include repayment of reciprocal compensation previously paid by the ILECs. Of the 21 state commissions that have considered the issue since the FCC's February 25, 1999 order, only four of these states do not require carriers to compensate each other for ISP-bound traffic. At least one ILEC has already filed suit in United States District Court seeking a refund from another carrier of reciprocal compensation the ILEC previously paid to that carrier. That suit was dismissed for lack of subject matter jurisdiction.

         Upon expiration of our existing interconnection agreements, we must negotiate new rates for reciprocal compensation with each carrier. Pending conclusion of these negotiations, the existing interconnection agreements are expected to continue to govern the payment of reciprocal compensation. We expect rates for reciprocal compensation will be lower under new interconnection agreements than under our existing agreements.

         Recently, a U.S. district court in Wisconsin dismissed several appeals of decisions of the state commission, involving, among other issues, the obligations to pay reciprocal compensation. The court dismissed the actions in light of recent Supreme Court decisions that sought to clarify when states may be sued in U.S. courts. Based on a reading of these decisions, the district court determined that the Wisconsin Public Service Commission could not be sued in federal court in connection with the Commission's enforcement of interconnection agreements. This decision has been appealed to the Seventh Circuit Court of Appeals. If the decision is upheld, it would raise questions concerning how state commission action approving and enforcing interconnection agreements may be reviewed or challenged.

         UNIVERSAL SERVICE. On May 7, 1997, the FCC issued an order establishing a significantly expanded universal service program. The FCC established new funding for services provided to qualifying schools and libraries and for services provided to rural health care providers. The FCC also expanded the federal subsidies to low-income consumers. Providers of interstate telecommunications service, such as us, must contribute to these programs. Our share of these universal service funds is based on a percentage of certain of our defined end-user revenues. Generally, the amounts we contribute are billed to our end-users and we currently do so using a 3.99% rate on international and interstate calls. We have been billed for universal service fund contributions, which represented less than 1% of our total revenues for 1999. We are unable to specify the amount of any universal service contributions that we may be required to make in the future. In its May 1997 order, the FCC also announced that it will revise its rules for subsidizing service provided to consumers in high-cost areas, which may result in additional increases in the overall cost of the universal service program.

         TARIFF AND FILING REQUIREMENTS. Non-dominant carriers, including GST, must file tariffs with the FCC listing the rates, terms and conditions of interstate and international services provided by the carrier. On October 29, 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers maintain tariffs on file with the FCC for domestic interstate services. The FCC's order was issued pursuant to authority granted in the Telecom Act to forebear from regulating any telecommunications services provider if specified statutory analyses are satisfied. The FCC's order, however, has been stayed by a federal court. Accordingly, non-dominant interstate carriers, including GST, currently must continue to file interstate tariffs with the FCC until final determination of the issue.

         In addition, periodic reports concerning carriers' interstate circuits and deployment of network facilities are required to be filed with the FCC. Generally, the FCC does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, although it has the power to do so. The FCC may also impose prior approval requirements on transfers of control and assignments of operating authorizations. The FCC may also impose fines or other penalties for violations of FCC rules or regulations. Additionally, the FCC also requires that certified carriers notify the FCC of foreign carrier affiliations and secure a determination that such foreign ownership interests, if in excess of a specified amount, are in the public interest.

         Under the Communications Act of 1934 and other federal regulations, foreign nationals generally may not own more than 20% of a company, or have more than a 20% voting interest in a company, that directly holds a common carrier radio license. The Communications Act also prohibits foreign nationals from owning 25% or more of a company which, in turn controls a company holding a radio license, if the FCC finds that such alien participation would not serve the public interest. Under the World Trade Organization, or WTO, agreement, the United States agreed to permit foreign nationals to own up to 100% of a company that directly holds a common carrier radio license. Additionally, on November 25, 1997, the FCC adopted rules implementing the WTO policies that permit nationals of WTO member states to acquire up to a 100% indirect interest in a U.S. radio license. Prior approval is still required. The FCC also has the authority, which it is not presently exercising, to impose restrictions on foreign ownership of communications service providers not utilizing radio frequencies. A determination by the FCC to exercise this authority could have a material adverse effect on our business in light of the fact that GST Telecommunications, Inc. is a Canadian corporation.

         STATE REGULATION. Most states regulate entry into the markets for local exchange and other intrastate services. The states' approaches to regulating CLECs vary in type and degree of regulation. The majority of states require that companies seeking to provide local exchange and other intrastate services apply for and obtain the requisite authorization from a state regulatory body, such as a state commission. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that the granting of the authorization will serve the public interest.

         As a CLEC, we are and will continue to be subject to the regulatory directives of each state in which we are and will be certified. Most states require that CLECs charge just and reasonable rates and prohibit CLECs from discriminating among similarly-situated customers. Some other state requirements include:

         -  Filing of periodic reports;
         -  Payment of various regulatory fees and surcharges; and
         -  Compliance with service standards and consumer protection rules.

States also often require prior approval or notification for certain transfers of assets or customers by a CLEC, transfers of ownership of a CLEC and issuances by certified carriers of equity securities, notes or indebtedness. States generally retain the right to sanction a carrier or to revoke certifications if a carrier violates relevant laws and/or regulations. Delays in receiving required regulatory approvals could have a material adverse effect on us. We cannot assure you that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable laws or regulations.

         In most states, certified carriers like us are required to file tariffs setting forth the terms, conditions, and prices for services which are classified as intrastate. In some states, the required tariff may list a range of prices for particular services, and in others, such prices can be set on an individual customer basis. We may, however, be required to file additional information on our contract terms.

         Under the Telecom Act, implementation of our plans to compete in local markets is and will continue to be, to a certain extent, controlled by the individual states. The states in which we operate or intend to operate have taken regulatory and legislative action to open local communications market to various degrees of local exchange competition.

         LOCAL REGULATION. We are also subject to numerous local regulations, such as building code requirements and permits relating to excavation and conduit construction within local rights-of-way. These regulations may vary greatly from state to state and from city to city.

MAGNACOM

         Magnacom Wireless, LLC, or Magnacom, was controlled by John Warta, our former Chairman of the Board and Chief Executive Officer. We understand that Magnacom held certain PCS licenses for markets in Arizona, Arkansas, New Mexico, Oregon, Utah, Hawaii, Idaho, and Washington (collectively referred to as the Magnacom FCC Licenses). We entered into a Services Agreement and a Reseller Agreement with Magnacom pursuant to which, among other things, (i) we were designated a non-exclusive reseller of PCS telephone services in the markets in which Magnacom had obtained FCC licenses, and (ii) Magnacom granted us a right of first refusal to provide switched local and long distance services and other enhanced telecommunications services to all of Magnacom's resellers in markets where we had operational networks so long as our rates and other terms of service were competitive. See Part II, Item 7 "Management's Discussion and Analysis--Results of Operations, Fiscal 1999 compared to Fiscal 1998" for a discussion of payments made to Magnacom.

         In consideration for the Magnacom FCC Licenses, we understand that Magnacom owes the FCC approximately $50.1 million plus accrued interest. Quarterly interest payments of approximately $1.1 million were scheduled to begin July 31, 1998; however, we understand that Magnacom has not made any payments. Magnacom had until October 29, 1998 to make the delinquent interest payment, together with a five percent penalty. On October 28, 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The case was converted to a case under Chapter 7 of the United States Bankruptcy Code on July 12, 1999. In addition, the FCC has filed a motion for relief from stay and we understand that such relief has been granted.

         In January 2000, the bankruptcy court approved a request from the Trustee in Bankruptcy for Magnacom to retain counsel for the purpose of analyzing potential claims against us. We have not been served with any such claims and we are not aware that any have been filed.

EMPLOYEES

         As of December 31, 1999, we had 1,317 full-time employees. In March 2000, we implemented a reduction-in-force which eliminated approximately 100 employee positions. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 2.   PROPERTIES.

         Our corporate headquarters are located in Vancouver, Washington. We own a building that consists of approximately 60,000 square feet in Vancouver, Washington, and contains our executive offices and network control center. We also lease a building consisting of approximately 50,000 square feet, which is located at 4001 Main Street, Vancouver, Washington and contains the majority of our centralized operational functions. The remainder of our corporate functions are conducted from a leased building consisting of approximately 27,000 square feet in Vancouver, Washington. In addition to our corporate offices, our subsidiaries lease space in a number of locations, primarily for sales offices, storage warehouses and network equipment installations. Such locations include California, Arizona, Hawaii, New Mexico, Oregon, Washington, Texas and Idaho. The various leases expire in years ranging from 2000 to 2020. Additional space will be leased as required by expansion of our operations and networks.

ITEM 3.  LEGAL PROCEEDINGS.

US WEST V. JENNINGS, ET AL.

         On June 4, 1999, US West appealed to the U.S. Court of Appeals for the Ninth Circuit several declaratory judgment actions that US West had filed in the U.S. District Court in Phoenix against the Arizona Corporation Commission and Arizona competitive local exchange carriers, including our subsidiaries, GST Tucson Lightwave, Inc., GST Net (AZ), Inc., and GST Telecom, Inc. On
November 24, 1999, we joined US West in filing a letter with the court stating that US West had no claims on appeal against us and would not seek to reverse or modify any Arizona district court judgment in favor of GST which is otherwise on appeal as to the other parties. No further action is expected or required by the court with respect to GST.

GST AND GST TELECOM  V. GLOBAL LIGHT TELECOMMUNICATIONS, INC., ET AL.

         On October 20, 1998, we filed a complaint in the Superior Court of California, County of Santa Clara, No. CV777408, against GST Global Telecommunications, Inc., now known as Global Light Telecommunications, Inc., or Global, and six former GST officers and directors. The complaint includes claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity, referred to as the Bestel transaction. The complaint seeks an accounting, a constructive trust and restitution of our interest in the opportunity and also seeks unspecified exemplary and punitive damages and reimbursement of attorneys' fees.

         The Superior Court granted the defendants' motion to stay the proceedings on February 5, 1999, and we filed a notice of appeal on February 9, 1999.

         On September 16, 1999, we received $30 million in cash from Global and others in connection with the settlement of various lawsuits, including this lawsuit, between GST, Global, GST Mextel, Inc., W. Gordon Blankstein, Ian Watson, and Peter E. Legault. Pursuant to the settlement, all claims among these parties have been dismissed with the exception of the claims discussed below as "GST v. Gordon Blankstein et al." Our claims against the nonsettling parties are unaffected by this settlement. With regard to the status of claims by and against Mr. Irwin, see "GST v. Irwin and Olshan" below.

GLOBAL AND MEXTEL V. GST AND GST TELECOM

         On January 27, 1999, Global and GST Mextel, Inc., or Mextel, filed a complaint in the Supreme Court of British Columbia, No. C990449, against us. The complaint, which arises from the same matters for which we brought suit against Global, et al., in the Superior Court of California, as described above, includes claims for declaratory and injunctive relief to confirm the ownership of the Mexican business opportunity by Global, and unspecified general and special damages. We answered by denying liability and asserting counterclaims.

         Pursuant to the settlement discussed above at "GST and GST Telecom v. Global Light

Telecommunications, Inc.," all claims against us have been dismissed. The remaining claims involve our counterclaims against Messrs. Warta, Irwin, Hanson, and Sander relating to the Bestel transaction, as well as claims by such individuals presented in companion case No. C990488 seeking affirmative relief against us and certain members of our Board of Directors on grounds of oppression and breach of duty with respect to our pursuit of a remedy on the Bestel transaction. On October 6, 1999, the court ordered all claims against those directors struck out, and further stayed the remaining claims of the individuals against us. Messrs. Warta, et al., have appealed the October 6 ruling of the Court. With regard to the status of claims by and against Mr. Irwin, see "GST v. Irwin and Olshan" below. No trial date has been set with regard to any of the matters pending in British Columbia.

SCHIEFELBEIN V. GST, ET AL.

         On October 21, 1999, the first of several putative securities class action lawsuits was filed in the United States District Court for the Western District of Washington against GST, certain former officers and directors and, in the Schiefelbein lawsuit, Global Light Telecommunications, Inc. No current director or officer of GST is named as a defendant. The apparent theory of these lawsuits is that we and the other defendants committed securities fraud by failing to make disclosures concerning the Bestel transaction that is the subject of the "GST and GST Telecom v. Global Light Telecommunications, Inc." matter discussed above. The complaints do not specify the amount of damages sought. A consolidated amended complaint was filed by the plaintiffs on March 14, 2000. We plan to file a motion to dismiss the complaint.

         We believe the lawsuits are wholly without merit and intend to vigorously contest them. There has been no discovery pending consolidation of the complaint and a ruling on our subsequent motion to dismiss the lawsuit. Although we believe we have strong defenses, litigation is inherently unpredictable and there is no guarantee we will prevail. Failure to resolve this case in a manner that is favorable to us could significantly harm our business.

WARTA V. GST, GST USA AND GST TELECOM AND COUNTERCLAIMS

         On January 25, 1999, John Warta filed a complaint in the Superior Court of Washington, King County, No. 99-2-02287-4SEA, against us. The complaint, which relates to the circumstances under which Mr. Warta ceased to serve as an officer and director of GST, includes claims for breach of an employment agreement, breach of the covenant of good faith and fair dealing, violation of wage statutes, and indemnity.

         We have denied all liability, and have counterclaimed against Mr. Warta and Clifford Sander, a former officer of GST, for damages we incurred with respect to the transfer of corporate funds to Magnacom LLC, a company owned by Mr. Warta, and to Mr. Warta for a PCS license position in Guam. The matter is currently in discovery. Although we believe we have strong defenses, litigation is inherently unpredictable and there is no guarantee we will prevail.

GST, GST USA AND GST TELECOM V. IRWIN AND OLSHAN

         On December 16, 1998, we filed a complaint in the United States District Court, Southern District of New York, No. 98 CIV. 8865, against Stephen Irwin and the law firm of Olshan Grundman Frome & Rosenzweig LLP, or Olshan. The complaint, which relates to Mr. Irwin and Olshan's representation of GST in various matters, includes claims for professional negligence, breach of fiduciary duty, and breach of contract, and seeks compensatory damages and reimbursement of attorneys' fees.

         On March 10, 2000, the parties entered into a settlement pursuant to which, among other things, GST will dismiss or discontinue with prejudice all claims and counterclaims asserted against Mr. Irwin and the Olshan firm in this litigation and in the litigation entitled GST Telecommunications, et al.
v. GST Global Telecommunications, et al., now on appeal in the California Court of Appeals (6th District, Case No. H019681), Global Light Telecommunications, et al. v. GST Telecommunications, et al. (Case No. C99049, Supreme Court of British Columbia), and Stephen Irwin et al. v. GST Telecommunications, et al. (Case No. 990488, Supreme Court of British Columbia). Mr. Irwin and the Olshan firm will dismiss or discontinue with prejudice all their claims and counterclaims against GST in the above-referenced actions. In addition, Mr. Irwin will release GST from certain indemnity claims in connection with the above-referenced litigation and other pending matters. The settlement is subject to the preparation and execution of customary settlement agreements and the funding and payment of the settlement amount by Olshan.

GST V. GORDON BLANKSTEIN, ET AL.

         On June 4, 1999, we commenced an action in the Supreme Court of British Columbia, No. C992879, against Gordon Blankstein, Robert Blankstein, Ian Watson and Clifford Sander seeking a constructive trust over the proceeds of 750,000 common shares of GST that we believe were wrongfully removed from escrow by Messrs. Blankstein, Blankstein and Watson, with the assistance of Mr. Sander. The defendants have denied liability. The matter is currently in discovery.

COREY FORD V. GST, ET AL.

         Corey Ford, a former employee of Magnacom, filed suit in Oregon state court in February, 1999, Case No. 9902-01746, against GST, Pacwest Network LLC, John Warta, and Stephen Irwin, for breach of contract and various other claims involving Mr. Ford's employment relationship with Magnacom. See Item 1, "Business--Magnacom" for further discussion relating to Magnacom. The case subsequently was removed to federal court, Case No. 00-160-HU in the U.S. District Court, District of Oregon. Among other things, Mr. Ford has claimed that we should be liable for Magnacom's obligations to him on the basis that we functioned as the corporate "alter ego" to Magnacom. We have denied liability to Mr. Ford, and the matter is in discovery. Trial has been scheduled for September 5, 2000. Although we believe we have strong defenses, litigation is inherently unpredictable and there is no guarantee we will prevail. Failure to resolve this case in a manner that is favorable to us could harm our business.

OTHER MATTERS

         We are a party to various other claims and legal actions arising in the ordinary course of business. While the results of these proceedings cannot be predicted with certainty, we do not anticipate that these matters will materially impact our business. We are also a party to various proceedings before the public utilities commissions of the states in which we provide or propose to provide telecommunications services. These proceedings typically relate to licensure and the regulation of the provision of telecommunications service.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.


MARKET INFORMATION

         Our common shares have been listed on the Nasdaq National Market, or NASDAQ, since April 14, 1998 and trade under the symbol "GSTX." Our common shares have also been listed on the Toronto Stock Exchange, or TSE, since August 26, 1997 and trade under the symbol "GTE.U." Our common shares were listed on the American Stock Exchange, or AMEX, from March 11, 1994 to April 13, 1998 and on the Vancouver Stock Exchange from February 28, 1991 to March 27, 2000.

         The following table sets forth, for the two most recent fiscal years, the high and low closing prices of the Common Shares as reported on the AMEX, NASDAQ and the TSE.


                                                 AMEX                         NASDAQ                          TSE
                                          HIGH           LOW           HIGH           LOW            HIGH           LOW

CALENDAR YEAR 1998
    First Quarter...............            17 1/4    10 13/16            --              --         17.40          10.50
    Second Quarter..............              --            --       $16 7/8       $10 11/16         16.40          11.00
    Third Quarter...............              --            --            16           6 1/4         16.50           6.00
    Fourth Quarter..............              --            --         7 1/2         3 11/16          7.55           3.75

CALENDAR YEAR 1999
    First Quarter...............              --            --        11 1/2           6 1/4         11.00           7.00
    Second Quarter..............              --            --       15 3/16           9 7/8         14.65          10.50
    Third Quarter...............              --            --      17 15/16           6 3/4         17.75           7.00
    Fourth Quarter .............              --            --         9 7/8         5 15/32          9.75           7.00

DIVIDEND POLICY

         We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. It is our current policy to retain earnings to finance our operations and make principal and interest payments on our outstanding indebtedness. Future declaration and payment of dividends, if any, will be determined in light of the then-current conditions, including:

         -        our earnings;
         -        our capital requirements;
         -        our operations;
         - our financial condition, including required interest payments on our outstanding indebtedness; and
         -        other factors deemed relevant by our board of directors.

In addition, our ability to pay dividends is prohibited by the terms of our debt instruments.

NUMBER OF SHAREHOLDERS

         As of March 15, 2000, there were 253 registered holders of our common shares. We believe that there are in excess of 10,000 beneficial owners of our common shares in addition to such registered holders.


ITEM 6.   SELECTED FINANCIAL DATA



                                                           Twelve Months Ended            Three Months Ended
                                       Year Ended             December 31,                   December 31,
                                       December 31,    ---------------------------    ---------------------------
                                          1999            1998           1997            1997           1996
                                       ------------    ------------   ------------    -----------    ------------
                                                                       (unaudited)                    (unaudited)
STATEMENT OF OPERATIONS DATA:
Revenues:
    Telecommunications services        $   202,686     $   149,783    $    90,220     $   26,064     $    18,437
    Construction, facility sales           115,147           8,826          1,488          1,488               -
    and other Telecommunications
    products                                 4,089           4,708         27,300          8,706           4,780

Total revenues                             321,922         163,317        119,008         36,258          23,217
Operating loss                            (100,284)       (135,172)       (90,410)       (21,855)        (17,988)
Other expenses (income):
    Interest income                         (9,736)        (24,145)       (10,288)        (4,101)           (839)
    Interest expense(a)                    115,481         101,648         51,179         18,948           5,434
    Other, net                             (23,460) (c)    (57,985) (b)    (3,894)         1,569             104
Income tax expense                               -               -          1,753            850               -
                                       ------------    ------------   ------------    -----------    ------------
Net loss(d)                            $  (182,569)    $  (154,690)   $  (130,297)    $  (39,593)    $   (22,634)
                                       ============    ============   ============    ===========    ============

Net loss per share, basic
     and diluted(e)                    $     (5.11)    $     (4.52)   $     (5.11)    $    (1.39)    $     (1.02)
                                       ============    ============   ============    ===========    ============

Weighted average number
     of common shares outstanding,
     basic and diluted                      37,271          35,834         26,707         30,804          22,237

OTHER DATA:
Capital expenditures                   $   271,258     $   247,683    $   214,359     $   46,663     $    58,047
Ratio of earnings to
     fixed charges(f)                            -               -              -              -               -
Adjusted EBITDA(g)                         (25,650)        (60,538)       (50,705)       (12,032)        (13,208)
CASH FLOW PROVIDED BY
     (USED IN):
Operating income                           (32,429)        (83,923)       (82,103)       (40,580)        (15,479)
Investing activities                       (36,257)       (344,190)      (237,303)       (42,954)        (67,221)
Financing activities                        25,599         315,130        505,096        226,725          34,720
BALANCE SHEET DATA
     (AT END OF PERIOD):
Cash and cash equivalents                   42,983          86,070                       199,053
Investments                                 44,596          16,246                         7,619
Restricted cash and investments             29,676         281,364                       144,450
Property and equipment                     944,410         678,374                       433,680
Accumulated depreciation                  (112,363)        (62,522)                      (26,785)
Investment in joint ventures(h)                  -               -
Total assets                             1,112,629       1,151,283                       898,174
Current portion of long-term debt
    and capital lease obligations           24,159          19,066                        10,865
Long-term debt and capital lease
  obligations (excluding current
  portion)                               1,168,591       1,122,700                       777,286
Redeemable Preferred Shares                 69,688          61,741                        54,635
Common Shares and commitment
    to issue Common Shares                 238,626         234,267                       221,709
Accumulated deficit                       (566,523)       (383,954)                     (229,264)
Accumulated other comprehensive
     income                                 44,550          16,200                             -
Shareholders' deficit                     (283,347)       (133,487)                       (7,555)




                                                      Years Ended
                                                      September 30,
                                       -------------------------------------------
                                          1997            1996           1995
                                       ------------    ------------   ------------

STATEMENT OF OPERATIONS DATA:
Revenues:
    Telecommunications services        $    82,593     $    31,726    $    11,118
    Construction, facility sales                 -               -              -
    and other Telecommunications
    products                                23,374           9,573          7,563

Total revenues                             105,967          41,299         18,681
Operating loss                             (86,543)        (42,597)       (11,631)
Other expenses (income):
    Interest income                         (7,206)         (5,549)          (303)
    Interest expense(a)                     37,665          21,224            838
    Other, net                              (5,359)          2,360          1,347
Income tax expense                             903             157            166
                                       ------------    ------------   ------------
Net loss(d)                            $  (113,338)    $   (60,378)   $   (11,315)
                                       ============    ============   ============

Net loss per share, basic
     and diluted(e)                    $     (4.71)    $     (3.18)   $     (0.82)
                                       ============    ============   ============

Weighted average number
     of common shares outstanding,
     basic and diluted                      24,703          18,988         13,781

OTHER DATA:
Capital expenditures                   $   225,743     $    97,561    $    33,922
Ratio of earnings to
     fixed charges(f)                            -               -              -
Adjusted EBITDA(g)                         (51,881)        (33,936)        (8,807)
CASH FLOW PROVIDED BY
     (USED IN):
Operating income                           (57,002)        (33,306)       (11,056)
Investing activities                      (261,570)       (105,674)       (24,522)
Financing activities                       313,091         194,299        (37,383)
BALANCE SHEET DATA
     (AT END OF PERIOD):
Cash and cash equivalents                   55,862          61,343          6,204
Investments                                  3,322           5,176            871
Restricted cash and investments            171,750          16,000              -
Property and equipment                     385,252         134,714         39,583
Accumulated depreciation                   (20,738)         (7,139)        (1,550)
Investment in joint ventures(h)                  -           1,364          2,859
Total assets                               728,405         301,701         73,125
Current portion of long-term debt
    and capital lease obligations           10,656           5,554            959
Long-term debt and capital lease
  obligations (excluding current
  portion)                                 628,043         234,127         19,746
Redeemable Preferred Shares                 51,756               -              -
Common Shares and commitment
    to issue Common Shares                 149,880          98,101         51,660
Accumulated deficit                       (189,671)        (76,333)       (15,955)
Accumulated other comprehensive
     income                                      -               -              -
Shareholders' deficit                      (39,791)         21,768         35,705






--------------------------
(a) Excludes capitalized interest of $.3 million for Fiscal 1995, $2.3 million for Fiscal 1996, $15.2 million for Fiscal 1997, $2.5 million for the three months ended December 31, 1996 (the "1996 Three Month Period") and $3.7 million for the three months ended December 31, 1997 (the "1997 Three Month Period"), $16.4 million for the twelve month period ended December 31, 1997, $25.9 million for Fiscal 1998 and $32.1million for Fiscal 1999. During the construction of our networks, the interest costs related to construction expenditures are considered to be assets qualifying for interest capitalization under FASB Statement No. 34 "Capitalization of Interest Cost."

(b)      Includes a $61,266 gain on the sale of NACT Telecommunications, Inc.

(c) Includes a $28,000 gain (net) from the settlement of lawsuits described in Part I, Item 3, "Legal Proceedings--GST and GST Telecom
         v. Global Light Telecommunications, Inc., et al." Global.

(d) Includes minority interest in (income) loss of subsidiaries $2.4 million for Fiscal 1995, $.4 million for Fiscal 1996, $(.6) million Fiscal 1997, $.1 million for the 1996 Three Month Period, $(.5) million for the 1997 Three Month Period, ($1.0) million for Fiscal 1997, $0 for Fiscal 1998 and Fiscal 1999

(e) Net loss per share also reflects the accretion of the liquidation and redemption prices of the outstanding Series A Preference Shares of GST (the "Redeemable Preferred Shares") totaling $3.0 million for Fiscal 1997, $3.1 million for the 1997 Three Month Period, $6.1 million for the six months ended December 31, 1997, $7.1 million for Fiscal 1998 and $7.9 million for Fiscal 1999.

(f) The ratio of earnings to fixed charges is computed by dividing pretax income from continuing operations before fixed charges (other than capitalized interest and preferred stock accretion) by fixed charges. Fixed charges consist of interest charges and amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, that portion of rental expense we believe to be representative of interest and preferred stock accretion. For
         Fiscal 1995, Fiscal 1996, Fiscal 1997, the 1996 Three Month
         Period, the 1997 Three Month Period, the twelve months ended December 31, 1997, Fiscal 1998 and Fiscal 1999, earnings were insufficient to cover fixed charges $13.8 million, $62.9 million, $130.0 million, $25.2 million, $45.1 million, $149.9 million, $187.5 million and $222.7 million, respectively.

(g) Adjusted EBITDA consists of loss before interest, income taxes, depreciation and amortization, minority interest, gains and losses on the disposition of assets, and noncash charges. Adjusted EBITDA should not be considered in isolation from, and is not presented as an alternative measure of operating loss, cash flow from operations or net loss as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA is not a measure of liquidity, or of amounts available to us for debt service requirements or for discretionary purposes. Management believes that Adjusted EBITDA provides a meaningful measure of operating cash flow (without the effects of working capital changes) for our continuing operations by excluding the effects of noncash expenses and non-operating activities. However, Adjusted EBITDA does not capture the following financial trends, which pertain to the periods from Fiscal 1995 through Fiscal 1999: (i) an increase in depreciation expense resulting from continuing network construction activities, (ii) an increase in amortization expense resulting from acquisition activities, and (iii) an increase in net interest expense from borrowing activities. Such trends are captured through an analysis of our net losses throughout these periods.

(h) Represents principally GST's then 50% ownership interest in Phoenix Fiber Access, Inc. ("Phoenix Fiber"), the owner and operator of the Phoenix network. We acquired the remaining 50% interest in Phoenix Fiber effective as of October 1, 1996.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         We are a facilities-based integrated communications provider, or ICP, offering a broad range of telecommunications products and services, primarily to business customers located in California and other western states. We own and operate a converged network capable of carrying both voice and data traffic--offering our customers an alternative to incumbent local exchange carriers. Our current products include data transport, high-speed Internet access, voice services (including a bundled offering of local and long distance services), and wholesale services, including dark fiber and conduit rights.

         As an ICP, we have one reportable operating segment. While our chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common network and facilities. The various revenue streams generate many shared expenses. As a result, we believe that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary. For that reason, we do not currently make such allocations internally. Furthermore, substantially all of our revenue is attributable to customers in the United States and all significant operating assets are located within the United States.

       The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in our historical general purpose consolidated financial statements. The following table presents revenues by service type (in thousands):




                                                                               THREE-MONTH
                                                                               PERIOD ENDED           YEAR ENDED
                                            YEARS ENDED DECEMBER 31,           DECEMBER 31,         SEPTEMBER 30,
                                            1999               1998                1997                  1997
                                       ---------------    ---------------    -----------------    -------------------

      Local service............     $        93,620    $        48,859    $           7,034    $          16,993
      Long distance
          services.............              65,590             65,701               12,609               44,981
      Data services............              19,843              8,770                1,100                2,000
      Internet services........               9,601              8,404                1,013                3,006
      Long-haul services.......              11,603             14,673                3,395               12,057
      Product..................               4,089              4,708                8,706               23,374
      Other....................               2,429              3,376                  913                3,556
      Construction and facility
          sales................             115,147              8,826                1,488                   --

                                       ---------------    ---------------    -----------------    -------------------

            Total revenues.....     $       321,922    $       163,317    $          36,258    $         105,967
                                       ===============    ===============    =================    ===================


RECENT DEVELOPMENTS

         On January 25, 2000, we announced that Joseph A. Basile, Jr. had resigned as President and Chief Executive Officer of GST. Mr. Basile continues to serve as a director. We appointed Thomas Malone, the Chief Operating Officer of GST, as Acting Chief Executive Officer.

         In a series of transactions in February 2000, we sold all of our common shares of Global Light Telecommunications, Inc. for net proceeds of approximately $56.5 million in cash.

         On March 23, 2000, we announced that Daniel L. Trampush resigned as Senior Vice President of Chief Financial Officer of GST. His successor has been appointed and is expected to assume his duties in early April. Mr. Trampush will remain in office until that time.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

         For the purpose of making quarter-over-quarter comparisons, see GST's restated quarterly results for 1999 in amendments to Form 10-Q for the periods ending March 31, June 30 and September 30, 1999. These changes relate primarily to construction revenues and cost of construction revenues.

         REVENUES. Total revenue for Fiscal 1999 increased $158.6 million, or 97.1%, to $321.9 million from $163.3 million for Fiscal 1998.

         Telecommunications and other services revenues for Fiscal 1999 increased $52.9 million, or 35.3%, to $202.7 million from $149.8 million for Fiscal 1998. The increase in telecommunications and other services revenues resulted from increased local, data and Internet services. We bundle these products to provide better access and services to our customers. To a lesser extent, the increase was attributable to 1998 strategic acquisitions, including the acquisition of ICON Communications Corporation in April 1998. Reciprocal compensation, which we recognize based on interconnection agreements and other agreements with ILECs, totaled $11.2 million for 1999 compared to $.1 million for 1998.

         Construction, facility sales and other revenue for 1999 increased $106.3 million, to $115.1 million from $8.8 million for 1998. The increase in construction, facility sales and other revenue was attributable to revenue from several agreements to sell, construct or lease conduit and fiber to other carriers.

         Product revenue for Fiscal 1999 decreased $.6 million, or 13.1%, to $4.1 million from $4.7 million in Fiscal 1998. The decrease in product revenue was primarily due to the divestiture of the portion of Texas-based Action Telcom's product sales division relating to long distance interconnection equipment, in October 1999

         OPERATING EXPENSES. Total operating expenses for Fiscal 1999 increased $123.7 million, or 41.4%, to $422.2 million from $298.5 million for Fiscal 1998.

         Network expenses, which include direct local and long distance circuit costs, increased $25.4 million, or 24.4%, to $129.8 million, or 64.0% of telecommunications services revenues for Fiscal 1999 compared to $104.3 million, or 69.6% of telecommunications services revenues for Fiscal 1998. The decrease in network expenses as a percentage of revenue resulted from an increase in revenues for traffic carried on our network as a percentage of total telecommunications services revenues.

         Facilities administration and maintenance expenses for Fiscal 1999 increased $4.4 million, or 26.2%, to $21.1 million, or 10.4% of telecommunications services revenues compared to $16.7 million, or 11.2% of telecommunications services revenues for Fiscal 1998. The primary reason for the decrease in these expenses as a percentage of telecommunications services revenues is the inclusion of revenues from acquisitions, substantially all of which are not generated on our networks.

         Cost of construction revenues for Fiscal 1999 was $74.9 million, an increase of $73.5 million over Fiscal 1998. The increase was caused by the increase in construction, facility sales and other revenue.

         Cost of product revenues for Fiscal 1999 decreased $.5 million, or 17.2%, to $2.5 million from $3.0 million for Fiscal 1998. For Fiscal 1999, cost of product revenues was 60.7% of product revenues compared to 63.7% for Fiscal 1998.

         Selling, general and administrative expenses for Fiscal 1999 increased $26.5 million, or 27.4%, to $123.0 million from $96.5 million for Fiscal 1998. The increase is primarily due to: (1) the expansion of our local and enhanced services operations, which resulted in additional marketing, management information and sales staff; (2) selling, general and administrative expenses related to companies acquired in 1998; (3) increased bad debt expense related to reserves recorded for certain ICP and carrier customers; and (4) increased bonuses related to our Variable Incentive Plan. In addition we had increased litigation costs related to the legal proceedings described in Part 1, Item 3, "Legal Proceedings." As a percentage of total revenue, selling, general and administrative expenses for Fiscal 1999 were 38.2%, compared to 59.1% for Fiscal 1998.

         Depreciation and amortization for Fiscal 1999 increased $25.0 million, or 54.4%, to $71.0 million from $46.0 million for Fiscal 1998. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to our acquisitions. We expect that depreciation will continue to increase as we expand our network and long-haul fiber-optic facilities. Depreciation and amortization expense was 22.1% of total revenue for Fiscal 1999 compared to 28.1% for Fiscal 1998.

         There were no special charges recorded for Fiscal 1999. Special charges for Fiscal 1998 consist of the following (in thousands):

      Write-off of amounts paid to Magnacom pursuant
          to a reseller agreement....................................................     $            14,600
      Write-off of operating advances paid to Magnacom...............................                   1,068
      Write-off of costs related to abandoned projects...............................                   9,918
      Impairment of assets...........................................................                   3,881
                                                                                             --------------------

                    Non-cash special charges.........................................                  29,467

      Accrual of severance-related costs.............................................                   1,113
                                                                                             --------------------

                    Total special charges............................................     $            30,580
                                                                                             ====================

         In 1998, we changed our strategic direction to focus on our core, domestic business. In conjunction with the change, management identified certain in-process network construction projects no longer considered compatible due to geographic location or technology changes. The write-off totaled $9.9 million and represented the entire amount of the costs related to these in-process projects, including the costs of fiber-optic networks and electronic equipment. These assets had never been placed in service and, as such, were not an integral part of our ongoing operations. While the historical cost of these assets has been written-off of our consolidated balance sheets, we continue to hold these assets for disposal.

         In conjunction with the change in strategic direction, management halted further development of, and investment in, shared tenant services. The decision resulted in an impairment charge of $2.7 million for property, plant and equipment, and $1.2 million for customer lists associated with such services. At December 31, 1998, we held our shared tenant services assets to sell and sold 80% of such assets during 1999. We anticipate that we will sell the remaining operations and assets during 2000. The impairment loss was measured as the amount by which the carrying amount of these assets exceeded the estimated fair value of the assets, which was determined based on current market prices for similar assets. The loss reserve was recorded by increasing accumulated depreciation for the property, plant and equipment, and accumulated amortization for the customer lists. The amount of the write-off of customer lists represents the remaining unamortized balance of such lists, which were related to the 1996 acquisition of Tri-Star Residential Communications, Inc., or Tri-Star, a shared-tenant service provider. No goodwill had been recorded in conjunction with the acquisition of Tri-Star.

         In the fourth quarter of 1998, management consummated a plan to involuntarily terminate approximately 40 employees, including former members of management, and to pay termination benefits to such employees. The employees worked in a variety of functions and operations throughout GST. At December 31, 1998, we had accrued $1.1 million in severance-related costs. The majority of these costs relate to the termination plan and all but $.3 million were paid out in Fiscal 1999.

         In 1996, GST and Magnacom, a company which was controlled by the Company's former Chairman and Chief Executive Officer, entered into a reseller agreement pursuant to which (i) we were to become a reseller of PCS services in markets in which Magnacom had obtained FCC licenses, and (ii) Magnacom was to use us to provide switched local and long distance services in markets where we had operational networks. Pursuant to such agreement, we paid Magnacom $-0-, $.2 million, $-0- and $8.4 million during the years ended December 31, 1999 and 1998, the three-months ended December 31, 1997 and the year ended September 30, 1997, respectively. In addition, we made operating advances to Magnacom of $-0-, $.9 million, $.1 million and $.1 million during the years ended December 31, 1999 and 1998, the three-months ended December 31, 1997 and the year ended September 30, 1997, respectively.

         In October 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, we wrote-off all amounts previously paid to Magnacom in the third quarter of 1998. The total write-off of approximately $15.7 million is included in special charges in the accompanying consolidated statement of operations for the year ending December 31, 1998. We have not asserted a claim in the bankruptcy matter, which has been converted to a case under Chapter 7 of the United States Bankruptcy Code in July 1999.

         Of the special charges recorded for the year ended December 31, 1998, only the severance costs are recorded as an accrued liability on our balance sheet as of December 31, 1999.

         OTHER EXPENSES/INCOME. For Fiscal 1999, we recorded net other expense of $82.3 million, compared to net other expense of $19.5 million for Fiscal 1998. For Fiscal 1999, net other expense includes a $28.0 million gain (net) resulting from a payment received from Global Light Telecommunications in connection with the settlement of various lawsuits (the "Global Settlement"). See Part I, Item 3, Legal Proceedings--GST and GST Telecom v. Global Light Telecommunications, Inc., et al." For Fiscal 1998, net other expense includes a $61.3 million gain resulting from the sale of our remaining 63% interest in NACT Telecommunications, Inc. (the "NACT Sale"). Excluding such gains, net other expense would have increased $29.5 million for Fiscal 1999 as compared to Fiscal 1998. Such increase related primarily to increased interest expense resulting from the issuance in May 1998 of the 1998 Notes ("1998 Notes" means the 10 1/2% Senior Secured Discount Notes due 2008 of GST Network Funding issued pursuant to the indenture dated as of May 4, 1998 between GST, GST USA , GST Network Funding and United States Trust Company of New York) and decreased interest income due to lower cash and restricted cash balances.

         NET LOSS. Net loss for Fiscal 1999 increased $27.9 million, or 18.0%, to $182.6 million from $154.7 million for Fiscal 1998. Excluding the $28.0 million gain (net) on the Global Settlement in Fiscal 1999 and the $61.3 million gain on the NACT Sale in Fiscal 1998, net loss would have been $210.6 million and $216.0 million for Fiscal 1999 and 1998, respectively.

FISCAL 1998 COMPARED TO THE UNAUDITED YEAR ENDED DECEMBER 31, 1997

         REVENUES. Total revenues for Fiscal 1998 increased $44.3 million, or 37.2%, to $163.3 million from $119.0 million for the comparable twelve months ended December 31, 1997. Telecommunications services revenues for Fiscal 1998 increased $59.6 million, or 66.0%, to $149.8 million from $90.2 million for the twelve months ended December 31, 1997. The increase in telecommunications services revenues resulted primarily from strategic acquisitions, including the acquisitions of ICON Communications Corp., or ICON, in April 1998, and from increased local service revenue generated by our networks. To a lesser extent, the increase in telecommunications services revenues resulted from increased long distance, Internet and data services. Construction, facility sales and other revenues for Fiscal 1998 increased $7.3 million to $8.8 million from $1.5 million for the twelve months ended December 31, 1997. The increase primarily resulted from the construction and sale of long-haul network facilities in California. Telecommunications products revenues for Fiscal 1998 decreased $22.6 million, or 82.8%, to $4.7 million from $27.3 million for the twelve months ended December 31, 1997. The decrease in product revenues resulted from the sale of our 63% interest in NACT Telecommunications, Inc., or NACT.

         OPERATING EXPENSES. Total operating expenses for Fiscal 1998 increased $89.1 million, or 42.5%, to $298.5 million from $209.4 million for the 12 months ended December 31, 1997. Network expenses, which included direct local and long distance circuit costs, were 69.7% of telecommunications and other services revenues for Fiscal 1998 compared to 78.2% for the comparable period in the previous year. The decrease in network expenses as a percentage of revenue resulted from the inclusion of strategic acquisitions and an increase in revenues for traffic carried on our network as a percentage of total telecommunications revenues. Facilities administration and maintenance expenses for Fiscal 1998 were 10.5% of telecommunications and other services revenues compared to 13.6% for the comparable period ended December 31, 1997. The primary reason for the decrease in these expenses as a percentage of telecommunications and other services revenues was the inclusion of revenues from strategic acquisitions, substantially all of which were not generated on our networks.

         Cost of product revenues for Fiscal 1998 decreased $6.3 million, or 67.7%, to $3.0 million from $9.3 million for the twelve months ended
December 31, 1997. For Fiscal 1998, cost of product revenues were 63.7% of product revenues compared to 34.0% for the comparable period ended
December 31, 1997. The decrease in the dollar amount of cost of product revenues and the increase in cost of product revenues as a percent of product sales resulted from the sale of NACT. Research and development costs reported in the twelve months ended December 31, 1997 were related to activities at NACT.

         Cost of construction revenues for Fiscal 1998 increased $1.1 million to $1.4 million from $.3 million for the twelve months ended December 31, 1997. The increase resulted from an increase in construction, facility sales and other revenues.

         Selling, general and administrative expenses for Fiscal 1998 increased $17.3 million, or 21.8%, to $96.5 million from $79.2 million for the twelve months ended December 31, 1997. The increase was due to the expansion of our local and enhanced services operations, which had resulted in additional marketing, management information and sales staff, and to selling, general and administrative expenses related to strategic acquisitions. As a percentage of total revenue, selling, general and administrative expenses for Fiscal 1998 were 59.1%, compared to 66.6% for the comparable period ended December 31, 1997.

         Depreciation and amortization for Fiscal 1998 increased $17.7 million, or 62.2%, to $46.0 million from $28.3 million for the twelve months ended December 31, 1997. The increase was attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to our acquisitions. Depreciation and amortization expense was 28.1% of total revenue for Fiscal 1998 compared to 23.8% for the comparable period ended December 31, 1997.

         See this section, "Fiscal 1999 compared to Fiscal 1998," above for a discussion of special charges incurred in 1998. Special charges for the twelve months ended December 31, 1997 represent a one-time $7.4 million non-cash charge recorded when 750,000 Common Shares were released from escrow to certain of our former executives. See Part I, Item 3, "Legal Proceedings--GST v. Gordon Blankstein."

         OTHER EXPENSES AND INCOME. For Fiscal 1998, we recorded net other expense of $19.5 million, compared to $39.9 million for the comparable period ended December 31, 1997. For Fiscal 1998, net other income included a $61.3 million gain resulting from the NACT Sale. Excluding such gain, net other expense would have increased $40.9 million for Fiscal 1998 as compared to the same period in the previous year. The increase in net other expense related primarily to increased interest expense resulting from the issuance in November and December 1997 of the Accrual Notes ("Accrual Notes" means the 12 3/4% Senior Subordinated Accrual Notes due 2007 of GST issued pursuant to the indenture dated as of November 19, 1997 between GST and United States Trust Company of New
York) and the issuance in May 1998 of the 1998 Notes.

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

1997 THREE MONTH PERIOD COMPARED TO THE UNAUDITED 1996 THREE MONTH PERIOD

         REVENUES. Total revenue for the 1997 Three Month Period increased $13.1 million, or 56.2%, to $36.3 million from $23.2 million for the 1996 Three Month Period. Telecommunications services revenue for the 1997 Three Month Period increased $7.6 million, or 41.4%, to $26.1 million from $18.4 million for the 1996 Three Month Period. The increase in telecommunications services revenue resulted primarily from increased local service revenue generated by our networks and from increased long distance service revenue. To a lesser extent, the increase in revenue resulted from the acquisitions of Action Telcom, Inc. in May 1997 and the Guam operations of Sprint in October 1997. Product revenue for the 1997 Three Month Period increased $3.9 million, or 82.1%, to $8.7 million from $4.8 million for the 1996 Three Month Period. The increase in product revenues resulted from increased unit sales of NACT's STX switch and, to a lesser extent, the inclusion of Action Telcom's sales of its network management system, called NAMS. Excluding NACT, product revenue totaled $1.4 million and $0 for the 1997 Three Month Period and the 1996 Three Month Period, respectively. During the 1997 Three Month Period, we completed a $1.5 million long-haul conduit sale.

         OPERATING EXPENSES. Total operating expenses for the 1997 Three Month Period increased $16.9 million, or 41.0%, to $58.1 million from $41.2 million for the 1996 Three Month Period. Network expenses, which include direct local and long distance circuit costs, increased $4.3 million, or 29.0%, to $19.1 million, or 73.4% of telecommunications services revenue for the 1997 Three Month Period compared to $14.8 million, or 80.4% of telecommunications services revenue for the 1996 Three Month Period. The primary reason for the decrease in network expenses as a percent of revenue was the increase in on-net revenues generated for traffic carried on our network as a percent of total revenues. Facilities administration and maintenance expenses (consisting primarily of costs related to personnel providing maintenance, monitoring and technical assistance for our networks) for the 1997 Three Month Period increased $.2 million, or 5.6%, to $3.5 million, or 12.7% of telecommunications services revenue, compared to $3.3 million, or 18.0% of telecommunications services revenue, for the 1996 Three Month Period.

         Cost of product revenue, which included the costs associated with product revenue of NACT and Action Telcom, increased $1.3 million, or 70.4%, to $3.1 million for the 1997 Three Month Period from $1.8 million for the 1996 Three Month Period. Cost of product revenue was 35.6% of product revenue for the 1997 Three Month Period compared to 38.1% for the 1996 Three Month Period. The decrease in cost of product revenue as a percentage of product revenue resulted primarily from economies of scale related to increased unit sales of NACT's STX switch. Excluding NACT, cost of product revenue totaled $.8 million and $0 for the 1997 Three Month Period and the 1996 Three Month Period, respectively. Research and development costs for the 1997 Three Month Period increased $.4 million, or 90.5%, to $.8 million from $.4 million for the 1996 Three Month Period. The increase was due to the addition of personnel to enhance NACT's switch product line and to facilitate the development of new switching products and applications.

         Cost of construction revenue for the 1997 Three Month Period related to the sale of a long-haul conduit system.

         Selling, general and administrative expenses for the 1997 Three Month Period increased $7.2 million, or 47.2%, to $22.4 million from $15.2 million for the 1996 Three Month Period. The increase was due to the expansion of our CLEC and enhanced services operations, the acquisition of two companies between May and October 1997 and the hiring of a significant number of marketing, management information and sales personnel to implement our integrated services strategy. Selling, general and administrative expenses were 61.9% of total revenue for the 1997 Three Month Period compared to 65.6% of total revenue for the 1996 Three Month Period.

         Depreciation and amortization for the 1997 Three Month Period increased $4.2 million, or 89.0%, to $8.9 million from $4.7 million for the 1996 Three Month Period. The increase was attributable to newly-constructed networks becoming operational and to the amortization of intangible assets related to our acquisitions. Depreciation and amortization was 24.4% of total revenue for the 1997 Three Month Period compared to 20.2% for the 1996 Three Month Period.

         OTHER EXPENSES/INCOME. For the 1997 Three Month Period, net other expenses increased $13.1 million, or 281.8%, to $17.7 million, or 48.9% of total revenue, from $4.6 million, or 20.0% of total revenue, for the 1996 Three Month Period. The primary reason for the increase was the inclusion of interest expense associated with the Secured Notes ("Secured Notes" means the 13 1/4% Senior Secured Discount Notes due 2007 of GST Equipment Funding issued pursuant to the indenture dated as of May 13, 1997 among GST, GST USA, GST Equipment Funding and United States Trust Company of New York) and the Accrual Notes. The increase in interest expense was partially offset by interest income earned on the investment of a portion of the proceeds of the sale of such notes. To a lesser extent, net other expenses increased due to our share of GST Global Telecommunication, Inc.'s (now known as Global Light Telecommunications, Inc.) losses and to NACT's income tax expense as well as minority interest in the income of NACT.

         NET LOSS. Net loss for the 1997 Three Month Period increased $17.0 million, or 74.9%, to $39.6 million from $22.6 million for the 1996 Three Month Period. The increase in net loss resulted primarily from a $3.9 million increase in operating loss and a $13.5 million increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred significant operating and net losses as a result of the development and operation of our networks. We expect that such losses will continue as we develop, construct and expand our networks and long-haul facilities and continue to build our customer base. Cash provided by our operations will not be sufficient to fund expansion of our networks, long-haul fiber-optic facilities and services.

         At December 31, 1999, we had approximately $1,192.8 million of indebtedness outstanding and $69.7 million of 11.875% mandatorily redeemable preference shares. We have significant debt service obligations and will be required to make principal and interest payments of approximately $69.9 million (of which $17.6 million will be made from funds securing the Secured Notes), $115.3 million, $112.4 million, $155.7 million and $144.3 million in 2000, 2001, 2002, 2003 and 2004, respectively. In addition, we anticipate that cash flow from operations will be insufficient to pay interest in cash on the 1995 Notes when such interest becomes payable in June 2001 and on the Secured Notes starting in November 2000 once the amount pledged to fund the first six scheduled interest payments on the Secured Notes is paid. We also anticipate that cash flow from operations will be insufficient to repay the 1995 Notes, the Secured Notes, the Accrual Notes, and the 1998 Notes in full and these will need to be refinanced. Our ability to obtain such refinancings will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. There can be no assurance that we will be able to improve our operating results or that we will be able to meet our debt service obligations.

         At December 31, 1999, we had cash, cash equivalents, and investments, including restricted investments, of approximately $117.3 million. We believe that such amounts, along with the proceeds from the sale of our common shares of Global and anticipated proceeds in May 2000, from a conduit lease consummated in January 2000, will be sufficient to fund our operations through August 2000. Divestitures and other management actions should prolong capital availability through the fiscal year 2000 and beyond. Thereafter, we expect to require additional financing. The extent of additional financing will depend on, among other things, the rate of our expansion and the success of the business. In the event that our plans or assumptions change or prove to be inaccurate, we incur significant unexpected expenses, or our cash resources, together with borrowings under the current financing arrangements, prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, we may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). We may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. There can be no assurance that additional financing will be available to us or, if available, that it can be concluded on terms acceptable to us or within the limitations contained within our existing financing arrangements. Failure to obtain additional financing could result in the delay or abandonment of some or all of our development or expansion plans and could have a material adverse effect on our business. Such failure could also limit our ability to make principal and interest payments on our outstanding indebtedness. We have no material working capital or other credit facility under which we may borrow for working capital and other general corporate purposes. There can be no assurance that such facility will be available to us in the future or that if such facility were available, that it would be available on terms and conditions acceptable to us.

         Our net cash used in operating activities was $32.4 million and $83.9 million for Fiscal 1999 and 1998, respectively, and net cash used investing activities was $36.3 million and $344.2 million for Fiscal 1999 and 1998, respectively. For Fiscal 1999, net cash used in operating activities includes a $28.0 million gain (net) resulting from a payment received from the Global Settlement. Excluding such gain, net cash used in operating activities would have decreased $23.5 million for Fiscal 1999 as compared to Fiscal 1998. For Fiscal 1999, net cash used in investing activities includes $218.9 million of transfers from restricted investments. For Fiscal 1998, net cash used in investment activities includes $85.0 million of proceeds from the NACT Sale and $170.3 of transfers to restricted investments. Excluding such proceeds and transfers, net cash used in investing activities would have decreased $3.8 million for Fiscal 1999 as compared with Fiscal 1998. Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $25.6 million and $315.1 million Fiscal 1999 and 1998, respectively.

         Capital expenditures for Fiscal 1999 and Fiscal 1998 were $296.7 million and $247.7 million, respectively, including $32.1 million and $25.9 million of capitalized interest. We estimate capital expenditures of approximately $150 million in Fiscal 2000. The majority of these expenditures is expected to be made for the construction of network and long-haul fiber-optic facilities and the purchase of switches and related equipment to facilitate the offering of our services. Continued significant capital expenditures are expected to be made thereafter. In addition, we expect to continue to incur operating losses while we expand our business and continue to build our customer base. Actual capital expenditures and operating losses will depend on numerous factors, including the extent of future expansion, acquisition opportunities and other factors beyond our control, including economic conditions, competition, regulatory developments and the availability of capital.

INCOME TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS

         At December 31, 1999, we had a U.S. net operating loss carryforward of approximately $264.5 million available to offset future taxable income of GST USA and the other U.S. operating subsidiaries. Substantially all of our operations are conducted in the United States. In addition, at that date, we had a net operating loss carryforward of approximately Cdn. $90.3 million (U.S. $60.8 million) available to offset future taxable income of the parent holding company in Canada. While such loss carryforwards are available to offset future taxable income in each respective tax jurisdiction, we may not generate sufficient taxable income so as to use all, or a substantial portion, of such loss carryforwards prior to their expiration. Further, our use of net operating loss carryforwards applied against future taxable income is subject to limitation if we experience an "ownership change" as defined in Section 382 of the Code and the analogous provision of the Canada Act.

         In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are now required to carry allderivative instruments in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. We must adopt SFAS No. 133 by January 1, 2001. We have not determined the impact that SFAS No. 133 will have on our financial statements and will not do so until closer to the date of initial adoption.

         In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, conduit is considered integral equipment and dark fiber will likely be considered integral equipment. Accordingly, title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. For contracts entered into after June 30, 1999, sales-type lease accounting is no longer appropriate for dark fiber and conduit leases and therefore, these transactions will be accounted for as operating leases unless title transfers to the lessee.

YEAR 2000 PROGRAM

         Having completed our planned remediation and testing of all systems identified as business-critical during the third quarter of 1999, we focused on refining our contingency plans during the fourth quarter. To date, we have had no reported system failures attributable to the year 2000 date conversion.

         The total amount expended on the project through December 31, 1999 was approximately $2.8 million. The total cost of the year 2000 project was estimated to be $3.3 million, including $.3 million in internal staffing costs, $1.8 million in external staffing costs and $1.2 million in hardware and software upgrade costs. We do not anticipate future material costs related to the year 2000 project.

RISK FACTORS

         This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this annual report. We disclaim any obligation to update information contained in any forward-looking statement.

                              RISKS RELATED TO GST

SUBSTANTIAL LEVERAGE -- OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

We have now and will continue to have a significant amount of indebtedness. The following chart shows certain information about our outstanding indebtedness:


                                                                AT DECEMBER 31, 1999
                                                                ---------------------
Total indebtedness......................................        $1,192.8

Total shareholders' deficit.............................        $ (283.3)






                                                          FOR THE TWELVE                FOR THE TWELVE
                                                          MONTHS ENDED                  MONTHS ENDED
                                                          DECEMBER 31, 1999              DECEMBER 31, 1998
                                                          -----------------             ------------------

Deficiency of earnings to fixed charges.............      $222.7                        $187.5


Our level of outstanding indebtedness can have material adverse consequences.

These consequences include:

         - Our ability to obtain additional financing in the future for capital expenditures, acquisitions, working capital or other purposes may be limited;

         - A material portion of our cash flow from operations will be dedicated to the payment of, and interest on, our debt; and

         - This indebtedness may limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

ABILITY TO SERVICE DEBT -- TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

         Our ability to make payments on and to refinance our indebtedness, to grow our business and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

         We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, to grow our business or to fund our other liquidity needs. If we fail to make payments on our indebtedness or otherwise fail to comply with the various covenants of our indebtedness, we would be in default under the terms of such indebtedness, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness or result in a bankruptcy, either of which could delay or preclude payment of distributions on the securities.

         We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

WE EXPECT TO CONTINUE TO HAVE OPERATING LOSSES WHICH MAY RESULT IN OUR FAILURE TO MEET OUR WORKING CAPITAL AND DEBT SERVICE REQUIREMENTS.

         As we have implemented our business strategy to enhance our telecommunications service offerings, expanded our fiber optic network and entered new markets, we have experienced operating losses. We expect this to continue for the next several years as we continue to grow our business and continue to make substantial capital expenditures. We cannot assure you that we will attain an adequate customer base to achieve a significant market share for any of our services. If we cannot achieve or sustain operating profitability and positive net cash flow, we may not be able to obtain the funds necessary to continue our operations or to repay amounts due on our outstanding debt. We cannot assure you that we will achieve or sustain profitability or positive net cash flow in the future.

OUR CURRENT INDEBTEDNESS CONTAINS RESTRICTIVE COVENANTS THAT MAY LIMIT OUR FLEXIBILITY.

We are subject to restrictions under our indentures governing our outstanding indebtedness and the terms of our outstanding Series A Preferred Stock. These restrictions affect and, in certain cases, significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to:

         -        incur indebtedness;
         -        pay dividends or make other distributions to our shareholders;
         -        create liens;
         -        engage in transactions with affiliates;
         -        engage in certain mergers or consolidations;
         -        enter into sale-leaseback transactions;
         -        make investments;
         -        issue additional securities; and
         -        sell assets.

Our indentures restrict our ability to incur indebtedness, other than, subject to certain conditions, indebtedness to finance the acquisition of equipment, inventory or network assets and other specified indebtedness. In addition, these restrictive covenants may adversely affect our ability to finance our future operations or capital needs, or to engage in other business activities that may be in our interest. See "--Substantial Leverage -- Our substantial indebtedness could adversely affect our financial health."


WE MAY NOT BE ABLE TO MANAGE OUR GROWTH SUCCESSFULLY.

The expansion and development of our business will depend upon, among other things, our ability to:

         -        successfully implement our sales and marketing strategy;
         -        evaluate markets;
         -        design fiber routes;
         -        recruit and retain an appropriately qualified workforce;
         -        secure financing;
         -        control costs;
         -        install facilities;
         - install, maintain and upgrade equipment as necessary to maintain and enhance the capacity of our fiber-optic network;
         -        acquire rights of way;
         -        obtain any required government authorizations;

         - interconnect to, and collocate with, facilities owned by incumbent local exchange carriers; and
         - obtain appropriately priced unbundled network elements and wholesale services from the incumbent local exchange carriers.

         These all must be accomplished in a timely manner, at reasonable cost and on satisfactory terms and conditions. We cannot assure you that we will be able to do so.

         Rapid growth may place a significant strain on our administrative, operational and financial resources. Our ability to continue to manage our growth successfully will require us to:

         - enhance our operational, management, financial and information systems and controls; and
         - hire and retain qualified sales, marketing, administrative, operating and technical personnel.

We cannot assure you that we will be able to manage our growth successfully. Our inability to manage our growth effectively could have a material adverse effect on our business, results of operations and financial condition.


WE MAY NOT HAVE, OR BE ABLE TO OBTAIN, THE SIGNIFICANT AMOUNTS OF CAPITAL THAT WE NEED TO EXPAND OUR NETWORK, OPERATIONS AND SERVICES.

         We need significant capital to expand our network, operations and services in accordance with our business plans. During 1999, we made capital expenditures of approximately $296.7 million, including $32.1 million of capitalized interest. We currently estimate that our capital expenditures will total approximately $150 million in 2000. If our estimates prove to be inaccurate and/or we do not have access to the capital that we require, we will need to change our business plans. This could have a material adverse effect on our business, financial condition and results of operations.

         Although we cannot assure you that our capital resources will permit us to fund the expansion of our network, operations and services, we expect to have sufficient funds to enable us to operate our business as currently planned through August 2000. We believe that these funds will be provided by cash on hand and cash flow from operations, including the proceeds from the sale of our common shares of Global and anticipated proceeds in May 2000, from a conduit lease consummated in January 2000. Capital availability may be extended through fiscal year 2000 and beyond by completion of planned divestments and other management actions.

         If our current sources of funds are unavailable or insufficient to fund our business plans, we may need to seek additional funds. The extent of additional financing required will depend on numerous factors, including the rate of our expansion and the success of our business. These additional funds may come from public and private equity and debt financings, but we cannot assure you that we will be able to obtain any additional funds on a timely basis, on terms that are acceptable to us or at all. Our inability to obtain the capital that we need to implement our current business plans could have a material adverse effect on our business, financial condition and results of operations.

WE MAY FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS.

We may acquire other businesses that will complement our existing business. These acquisitions will likely involve some or all of the following risks:

         - the difficulty of assimilating the acquired operations and personnel;
         -        the potential disruption of our ongoing business;
         -        diversion of resources;
         - the possible inability of management to maintain uniform standards, controls, procedures and policies;
         - the possible difficulty of managing our growth and information systems;
         -        entering markets in which we have little experience;
         - the possible delay and cost of obtaining required regulatory approvals; and o the potential impairment of relationships with employees or customers.

There can be no assurance that we will be able to identify additional suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition, or successfully integrate any acquired business into our operations.


OUR RELIANCE ON ILEC INTERCONNECTIONS AND CHANGES TO OUR AGREEMENTS WITH THE ILECS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         We are dependent upon our agreements with the ILECs operating in our existing and targeted markets. These agreements, called interconnection agreements, specify how we connect our networks with the network of the ILEC in each of our markets. Federal legislation regulating the telecommunications industry has enhanced competition in the local service market by requiring the ILECs to provide access to their networks through interconnection agreements and to offer unbundled elements of their network and retail services at prescribed rates to other telecommunications carriers. A failure to negotiate required interconnection agreements or renew existing interconnection agreements on favorable terms and in a timely manner, or an inability to obtain unbundled network elements to the extent needed and at a price that permits us to compete, could have a material adverse effect on our business.

         The Telecommunications Act creates incentives for Regional Bell Operating Companies, or RBOCs, to permit access to their facilities by denying them the ability to provide in-region long distance service until they have met specified conditions opening the market to competition at the local level. The RBOCs in the territories we serve have indicated their intent to apply for such authority. If they were to receive the authority to provide in-region long distance service, there can be no assurances that the RBOCs would continue to cooperate with us in opening the local market. In that case, our ability to offer local services in those states on a timely and cost-effective basis could be adversely affected.

         Our interconnection agreements also require the ILECs to provide sufficient transmission capacity to keep blocked calls between our networks within industry limits. Accordingly, we are partially dependent on the ILECs in our efforts to provide our customers with superior service and avoid blocked calls. The failure by the ILECs to comply with their obligations under our interconnection agreements could result in customer dissatisfaction and the loss of existing and potential customers. In addition, the rates charged to us under the interconnection agreements may be too high to permit us to offer usage rates that are low enough to attract a sufficient number of customers and permit us to operate profitably.

         The pace at which we are able to add new customers and services could be adversely affected if the ILECs do not provide us with necessary network elements, collocation space, inter-company network connections and the means to share information about customer accounts, service orders and repairs on a timely basis. In addition, our ability to provide high-speed data services will be dependent on our obtaining space from the various ILECs for physical collocation of our equipment in the ILECs' central offices and elsewhere. In many instances, the ILECs do not timely or fully comply with these requirements. Also, the rules governing which elements the ILECs must provide and the cost methodology for providing these elements are currently under FCC and judicial review.

         Interconnection agreements are subject to review and approval by various federal and state regulators. In addition, parties to the agreements may seek to have the agreements modified based upon the outcome of regulatory or judicial rulings occurring after the dates of the agreements. The outcome of these rulings, or any modified agreements, could have a material adverse effect on us. In addition, certain aspects of interconnection agreements, including the price and economic terms of these agreements, have been and will continue to be subject to industry-wide litigation and regulatory action.


WE MAY NOT BE ABLE TO CONNECT OUR NETWORK TO THE INTERNET ON FAVORABLE TERMS.

         To successfully develop and maintain a national IP (Internet Protocol) backbone, we require peering arrangements with other providers of Internet transport services, particularly those with national coverage. While we anticipate that we will enter into and maintain the necessary agreements, the terms and conditions of these peering agreements are becoming more restrictive as Internet service becomes increasingly commercialized, and we cannot be sure that our peering arrangements will be on favorable terms.

WE ARE DEPENDENT UPON RIGHTS-OF-WAY AND OTHER THIRD-PARTY AGREEMENTS TO EXPAND AND MAINTAIN OUR FIBER OPTIC NETWORK.

         To construct and maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various private parties, including actual and potential competitors, and local governments. We cannot assure you that we will continue to have access to existing rights-of-way and franchises after the expiration of our current agreements, or that we will obtain additional rights necessary to extend our network on reasonable terms. We may also incur additional costs to satisfy state and local environmental and other regulations, as they relate to our construction/excavation activities within easements and rights-of-way. If a franchise, license or lease agreement were terminated and we were forced to remove or abandon a significant portion of our network, such termination could have a material adverse effect on our business, results of operations and financial condition. Similarly, our business plans could be adversely affected if our network expansion is hindered through delays or denials of rights of way, easements or related licenses on competitive terms.


SERVICE INTERRUPTIONS ON OUR NETWORK COULD EXPOSE US TO LIABILITY OR CAUSE US TO LOSE CUSTOMERS.

     Our operations depend on our ability to avoid and mitigate any damages from power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts or natural disasters. The failure of any equipment or facility on our network could result in the interruption of customer service until we make necessary repairs or install replacement equipment. Additionally, if a carrier or other service provider fails to provide the communications capacity that we have leased in order to provide service to our customers, service to our customers would be interrupted. If service is not restored in a timely manner, agreements with our customers may obligate us to provide credits or other remedies to them, which would reduce our revenues. Service disruptions could also damage our reputation with customers, causing us to lose existing customers or have difficulty attracting new ones. Many of our customers' communications needs will be extremely time sensitive, and delays in signal delivery may cause significant losses to a customer using our network. Our network may also contain undetected design faults and software "bugs" that, despite our testing, may be discovered only after the network has been completed and is in use.

DELAYS IN CONSTRUCTION COULD EXPOSE US TO LIABILITY OR CAUSE US TO LOSE
CUSTOMERS.

         As a facilities-based ICP, we largely depend on our own network facilities to provide our customers with communications services. We may be required to construct or install network facilities at customer locations where we do not already have network facilities installed. Delays in connecting our customers to our network and providing them with the services they requested could cause us to lose customers or incur additional expenses in procuring alternative methods of delivering the services.

         We also lease conduits and dark fiber to other telecommunications carriers. In addition, we engage in joint construction projects with other telecommunications carriers desiring to build network facilities in the same location. Our failure to complete construction of conduits or installation of fiber on a timely basis could expose us to liability from the other carriers with rights to use the conduits and/or fiber.

THE LOSS OF MAJOR CUSTOMERS COULD SEVERELY IMPACT OUR BUSINESS.

         We currently derive a substantial portion of our total revenue from several major customers. Our five largest telecommunications and other services customers accounted for approximately 11.3%, 16.4%, 16.8% and 20.8% of our consolidated telecommunications and other services revenue for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997, respectively. While we expect revenue from these key customers to decrease as a percentage of revenue in future periods, we believe that revenue derived from a limited number of customers may continue to represent a significant portion of our revenue. As a result, the loss of one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or will reach or exceed historical levels in any future period.

WE ARE DEPENDENT ON SOPHISTICATED BILLING, CUSTOMER SERVICE AND INFORMATION SYSTEMS.

         We depend on sophisticated information and processing systems to grow, monitor costs, bill customers, provision customer orders and achieve operating efficiencies. As we increase our provision of local and data services, the need for enhanced billing and information systems will also increase. We rely on a number of third-party providers for the systems and software we use. Our inability to identify adequately all of our information and processing needs, identify and remediate defects, or upgrade systems as necessary, could have a material adverse effect on our ability to reach our objectives on our financial condition and results of operations.


IF WE LOSE KEY PERSONNEL AND QUALIFIED TECHNICAL AND SALES STAFF, OUR ABILITY TO MANAGE THE DAY-TO-DAY ASPECTS OF OUR COMPLEX NETWORK MAY BE WEAKENED.

         We believe that a critical component for our success will be the attraction and retention of qualified professional and technical personnel. If we lose key personnel and qualified technical staff, or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business may be weakened. Competition for such personnel is intense and there can be no assurance that we will be to attract, assimilate or retain highly qualified technical and managerial personnel in the future.

         In addition, we must also develop and retain a large and sophisticated sales force. If we fail to do so, there may be an adverse effect on our ability to generate revenue and, consequently, our operating cash flow.


OUR OPERATING RESULTS COULD VARY SIGNIFICANTLY FROM PERIOD TO PERIOD.

         Our revenues and operating results could vary significantly from period to period for many reasons, including:

         - significant non-capital expenses associated with the construction and expansion of our network and services;
         -        changes in pricing and service offerings;
         -        competition and regulatory developments;
         -        changes in market growth rates for our products and services;

         -        availability or announcement of alternative technologies; and
         -        general economic conditions.

         These factors and any resulting fluctuations in our operating results will make period to period comparisons of our financial condition less meaningful and could have a material adverse effect on our business, results of operations and financial condition.


THERE MAY BE ADDITIONAL RISKS ASSOCIATED WITH INVESTING IN A CANADIAN
CORPORATION.

         We are incorporated under the Canada Business Corporations Act, although all of our operating subsidiaries are incorporated in various states within the United States. Some of our directors are Canadian residents. As a result, it may be difficult for U.S. security holders to effect service of process on our Canadian directors or enforce judgments of U.S. courts against us or our Canadian directors if the judgment is based solely upon civil liability under the U.S. securities laws. In addition, our status as a Canadian company may limit our ability to hold or control wireless licenses in the United States.

                      RISKS RELATED TO OUR INDUSTRY

THE TELECOMMUNICATIONS INDUSTRY IS UNDERGOING RAPID TECHNOLOGICAL CHANGES, AND NEW TECHNOLOGY MAY BE SUPERIOR TO THE TECHNOLOGY WE USE.

         The telecommunications industry is subject to rapid and significant changes in technology. In addition, we may be required to select in advance one emerging technology over another, but it will be impossible to predict with any certainty, at the time we are required to make our investment, which technology will prove to be the most economic, efficient or capable of attracting customer usage. Unexpected developments, or our failure to adapt to them, could have a material adverse effect on our business, results of operations and financial condition.

         The following technologies and equipment that we use or will use are subject to obsolescence:

         -        wire-line transmission technologies;
         -        circuit and packet switching technologies; and
         -        data transmission technologies.

         In addition, we cannot assure you that the technologies that we choose to invest in will lead to successful implementation of our business plan.

THE LOCAL SERVICES MARKET IS HIGHLY COMPETITIVE, AND MANY OF OUR COMPETITORS HAVE SIGNIFICANT ADVANTAGES THAT MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE WITH THEM.

         Portions of the telecommunications industry are highly competitive. Many of our existing and potential competitors, including the incumbent local exchange carriers, or ILECs, and some competitive local exchange carriers, or CLECs, have financial, personnel, marketing and other resources significantly greater than ours. Many of these competitors also have a more established network and a broader existing customer base than we do.

         In most markets, our principal competitor is the ILEC. Although recent federal legislation and rulemaking have afforded us increased opportunities, they also provide the ILECs with some advantages which could adversely affect our business. In addition, current competitive advantages afforded to CLECs may also be adversely affected by changes in existing regulation of telecommunications services. These changes include permitting ILECs to:

         -        reduce their prices because of fewer regulatory restrictions;
         -        offer selective discount pricing to their customers;
         - provide advanced data networks through less-regulated separate subsidiaries than may be used for voice traffic;
         -        eliminate the resale of advanced services;
         -        provide in-region long distance service; and
         - limit the network elements required to be provided on an unbundled basis.

In addition, significant new competitors in the local exchange market could arise as a result of:

         -        consolidation and strategic alliances in the industry;
         -        foreign carriers being allowed to compete in the U.S. market;
         -        further technological advances; and
         -        further deregulation and other regulatory initiatives.

         Other competitors and potential market entrants include long distance companies, other CLECs, cable television companies, other ICPs, electric utilities, microwave carriers, wireless telephone system operators, data service companies and operators of private networks.

WE FACE A CONTINUING TREND TOWARD BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES IN THE TELECOMMUNICATIONS INDUSTRY THAT MAY FURTHER ENHANCE COMPETITION.

         The telecommunications industry has experienced a significant trend toward business combinations and strategic alliances. Qwest Communications, for example, is in the process of acquiring US West, the RBOC serving many of our service areas in the western United States. This acquisition could enhance the competition we face in local exchange and data services. Additionally, AT&T has acquired Teleport Communications Group, a CLEC that also competes with us in several markets. WorldCom acquired MFS Communications, Brooks Fiber Properties and MCI, each of which compete with us in several of the markets in which we operate. In addition, MCI WorldCom is seeking to acquire Sprint. Business combinations and strategic alliances such as these could materially enhance the level of competition we face in many current and future markets.

THE LOCAL AND LONG DISTANCE INDUSTRIES ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION, AND THE REGULATIONS MAY CHANGE.

         We are required to obtain authorizations from the FCC and state public utility commissions to offer some of our telecommunications services. We are also required to file tariffs for many of our services and to comply with local license or permit requirements relating to installation and operation of our network. Any of the following could have a material adverse effect on our business, results of operations and financial condition:

         -        failure to maintain proper federal and state tariffs;
         -        failure to maintain proper state certifications;
         - failure to comply with federal, state or local laws and regulations;
         -        failure to obtain and maintain required licenses and permits;
         - burdensome license or permit requirements to operate in public rights-of-way; and
         -        burdensome or adverse regulatory requirements or developments.

         In addition, existing federal and state regulations, or new regulations, could have a material impact on our prices and revenues. Certain rates we charge our customers must be filed with the FCC and/or state regulators, which provides price transparency to customers and competitors.

         Federal and state regulatory agencies also have the right to impose sanctions and forfeitures, mandate refunds or impose other penalties for regulatory non-compliance.

         In markets where we provide local exchange services, the Telecommunications Act of 1996 and FCC rules require us to:

         -        not unreasonably limit the resale of our services;
         -        provide telephone number portability if technically feasible;
         -        provide dialing parity to competing providers;
         -        provide access to poles, ducts and conduits we own; and
         - establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic.

         Recent federal legislation governing the telecommunications industry remains subject to judicial review and additional FCC rule-making. As a result, we cannot predict the legislation's effect on our future operations or results. Many regulatory actions regarding important items that impact us are underway or are being contemplated by federal and state authorities. Changes in current or future regulations adopted by federal, state or local regulators, or other legislative or judicial initiatives relating to the telecommunications industry could have a material adverse effect on us.

         Unlike some of our competitors, particularly the ILECs, we are not currently subject to some of the burdensome regulations imposed by federal legislation. Our ability to compete in the local exchange market will depend upon a continued favorable, pro-competitive regulatory environment, and could be adversely affected by new regulations or legislation affording greater flexibility and regulatory relief to our competitors.

         In May 1997, for example, the FCC adopted changes to its interstate access rules that, among other things, reduce per-minute access charges and substitute new per-line flat rate monthly charges. The FCC also approved reductions in overall access rates, and established new rules to recover subsidies to support universal service and other public policies. We could be adversely affected if we do not experience access cost reductions proportionally equivalent to those of our competitors. Further, competitors offering telecommunications services over the Internet could enjoy a significant cost advantage because at this time they do not pay carrier access charges or universal service fees, and are not currently subject to international settlements payments.

Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       INTEREST RATE MARKET RISK - We have fixed income investments consisting of cash equivalents, short-term investments in U.S. government debt instruments, certificates of deposit and commercial paper.

       Interest income earned on our investment portfolio is affected by changes in the general level of U.S. interest rates. We believe that it is not exposed to significant changes in fair value because such investments are classified as available-for-sale and held-to-maturity and are recorded at amortized cost. The fair value of each investment approximates its amortized cost, and long-term securities have maturities of less than two years.

       The following table provides information about our risk exposure associated with changing interest rates. Currently, we do not use derivative financial instruments to manage our interest rate risk.



                                                                             EXPECTED MATURITY
                                                                         (In thousands of dollars)
                                ---------------------------------------------------------------------------------------------------
                                                                                                                          Market
                                                                                                                        Value at
                                                                                                                       December 31,
                                   2000       2001       2002       2003       2004     Thereafter          Total        1999 (1)
                                ---------------------------------------------------------------------------------------------------
Long-term Debt:
  Fixed rate                                                                           $1,259,304 (2)   $1,259,304 (2)  $1,030,892
       Average interest rate                                                              12.275%
  Variable rate                 $ 17,466   $ 19,814   $ 20,511   $ 21,388   $ 11,582   $    5,801       $   96,562
       Average interest rate       3.27%      3.28%      3.33%      3.34%      3.21%        3.06%
       (LIBOR plus)
Capital Leases:
  Fixed rate                     $ 6,697    $ 3,221   $  1,864    $ 1,859   $  1,996   $    7,869       $   23,506
       Average interest rate      12.36%     12.36%     12.36%     12.36%     12.36%       12.36%

Redeemable Preferred Stock:
  Fixed rate                                                                           $  112,000       $  112,000
       Average interest rate                                                               11.88%

------------------
       (1) Based on quoted market prices at December 31, 1999
       (2) Includes $186.6 million of unaccreted discount


       MARKET PRICE RISK - Our risk exposure associated with market price is limited to its long-term debt that is publicly traded. These bonds are recorded at book value, which could vary from current market prices.

       FOREIGN CURRENCY MARKET RISK - Although we conduct some business in Canada, the international operations were not material to our consolidated financial position. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We have had no changes in or disagreements with accountants on accounting or financial disclosure matters during the two most recent fiscal years.

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.


ITEM 11. EXECUTIVE COMPENSATION.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Items 10 through 13 is incorporated by reference from our definitive proxy statement, pursuant to general instruction G(3). We plan to file our definitive proxy statement with the SEC pursuant to Regulation 14A by May 1, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements: see the Index to Consolidated Financial Statements.

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

   10(ii) 1997 Stock Option Plan of the Company, as amended to date, incorporated by reference to the 1997 transition report on Form 10-K for the three month period ended December 31, 1997.

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

   10(nn) Employment Agreement dated March 3, 1999, effective as of October
          20, 1998, by and between GST USA, Inc. and Joseph A. Basile, Jr. incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed March 12, 1999.

   10(oo) 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Company's Form S-8 filed on April 16, 1999 (the "1999 S-8")

   10(pp) 1996 Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.3 to the 1999 S-8.

   10(qq) 1999 Supplemental Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.4 to the 1999 S-8.

  *21     Subsidiaries of the Company.

  *23 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-3 and S-8 of the independent auditors' report included herein.

  *27     Financial Data Schedule.

-------------
 *  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 28th day of March, 2000.

                                      GST TELECOMMUNICATIONS, INC.


                                      By: /s/ Robert A. Ferchat
                                         --------------------------------
                                               Robert A. Ferchat,
                                               Chairman of the Board


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Ferchat and Thomas M. Malone his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                          TITLE                                             DATE

/s/ Robert A. Ferchat                              Chairman of the Board                             March 28, 2000
-------------------------------------
          (Robert A. Ferchat)


/s/ Thomas M. Malone                               Acting President, Acting Chief Executive          March 28, 2000
-------------------------------------              Officer (Principal Executive Officer) and
          (Thomas M. Malone)                       Chief Operating Officer


/s/ Daniel L. Trampush                             Senior Vice President and Chief                   March 28, 2000
-------------------------------------              Financial Officer (Principal Financial
        (Daniel L. Trampush)                       Officer)


/s/ Michael R. Vestal                              Treasurer (Principal Accounting Officer)          March 28, 2000
-------------------------------------
        (Michael R. Vestal)

SIGNATURE                                          TITLE                                             DATE


/s/ Joseph A. Basile, Jr.                          Director                                          March 28, 2000
-------------------------------------
        (Joseph A. Basile, Jr.)


/s/ Stanley M.D. Beck                              Director                                          March 28, 2000
-------------------------------------
          (Stanley M.D. Beck)


/s/ George B. Cobbe                                Director                                          March 28, 2000
-------------------------------------
           (George B. Cobbe)


/s/ Joseph G. Fogg, III                            Director                                          March 28, 2000
-------------------------------------
         (Joseph G. Fogg, III)


/s/ David W. Garrison                              Director                                          March 28, 2000
-------------------------------------
          (David W. Garrison)


/s/ A. Roy Megarry                                 Director                                          March 28, 2000
-------------------------------------
           (A. Roy Megarry)


The Company's Authorized
Representative
in the United States

/s/ Thomas M. Malone
-------------------------------------
Thomas M. Malone

                          GST TELECOMMUNICATIONS, INC.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                               PAGE

Independent Auditors' Report.......................................................................................F - 2

Consolidated Balance Sheets at December 31, 1999 and 1998..........................................................F - 3

Consolidated Statements of Operations for the years ended December 31, 1999 and
     1998, the three-month period ended December 31, 1997 and the year ended
     September 30, 1997............................................................................................F - 4

Consolidated Statements of Shareholders' (Deficit) Equity for the years ended
     December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the
     year ended September 30, 1997.................................................................................F - 5

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and
     1998, the three-month period ended December 31, 1997 and the year ended
     September 30, 1997............................................................................................F - 6

Notes to Consolidated Financial Statements.........................................................................F - 7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
GST Telecommunications, Inc.:


We have audited the accompanying consolidated balance sheets of GST Telecommunications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 1999, the three-month period ended December 31, 1997, and for the year ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GST Telecommunications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 1999, the three-month period ended December 31, 1997, and for the year ended September 30, 1997 in conformity with accounting principles generally accepted in the United States of America.

                                                              /s/ KPMG LLP



Portland, Oregon
March 17, 2000

                          GST TELECOMMUNICATIONS, INC.

                           Consolidated Balance Sheets

                      (In thousands, except share amounts)


                                                                                                  DECEMBER 31,
                                                                                  ----------------------------------------
                                   ASSETS                                               1999                  1998
                                                                                  ------------------    ------------------
Current assets:
     Cash and cash equivalents                                                 $         42,983      $         86,070
     Restricted investments                                                              19,828                34,107
     Trade accounts receivable, net                                                      45,244                32,935
     Construction contracts receivable                                                   26,823                 3,338
     Investments                                                                         44,596                16,246
     Prepaid and other current assets                                                     8,562                 9,601
                                                                                  ------------------    ------------------
                                                                                        188,036               182,297

Restricted investments                                                                    9,848               247,257
Property and equipment, net                                                             832,047               615,852
Goodwill, net                                                                            41,409                51,091
Other assets, net                                                                        41,289                54,786
                                                                                  ------------------    ------------------
                 Total assets                                                  $      1,112,629      $      1,151,283
                                                                                  ==================    ==================

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                          $         30,579      $         26,411
     Accrued expenses                                                                    49,759                37,445
     Deferred revenue                                                                    10,066                 6,030
     Current portion of capital lease obligations                                         6,693                 5,649
     Current portion of long-term debt                                                   17,466                13,417
                                                                                  ------------------    ------------------
                                                                                        114,563                88,952
                                                                                  ------------------    ------------------

Long-term interest payable                                                               43,134                21,377
Capital lease obligations, less current portion                                          16,813                19,741
Long-term debt, less current portion                                                  1,151,778             1,092,959

Commitments and contingencies

Redeemable preference shares:
     Authorized - 10,000,000 no par shares; 500 shares
        issued and outstanding at December 31, 1999
        and 1998                                                                         69,688                61,741

Shareholders' deficit:
     Common shares:
        Authorized - unlimited number of no par common shares;
           issued and outstanding - December 31, 1999 - 37,734,507
           shares, December 31, 1998 - 36,264,066 shares                                238,626               234,267
        Accumulated deficit                                                            (566,523)             (383,954)
        Accumulated other comprehensive income                                           44,550                16,200
                                                                                  ------------------    ------------------
                                                                                       (283,347)             (133,487)
                                                                                  ------------------    ------------------
                 Total liabilities and shareholders' deficit                   $      1,112,629      $      1,151,283
                                                                                  ==================    ==================

See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                      Consolidated Statement of Operations

               (In thousands, except per share and share amounts)

                                                                                                  THREE-MONTH
                                                                 YEARS ENDED DECEMBER 31,         PERIOD ENDED       YEAR ENDED
                                                              -----------------------------       DECEMBER 31,      SEPTEMBER 30,
                                                                  1999              1998              1997              1997
                                                              ------------      ------------      ------------      ------------
Revenues:
     Telecommunications and other services                    $   202,686       $   149,783       $    26,064       $    82,593
     Construction, facility sales and other                       115,147             8,826             1,488                --
     Product                                                        4,089             4,708             8,706            23,374
                                                              ------------      ------------      ------------      ------------
                 Total revenues                                   321,922           163,317            36,258           105,967
                                                              ------------      ------------      ------------      ------------
Operating costs and expenses:
     Network expenses                                             129,761           104,320            19,127            66,250
     Facilities administration and maintenance                     21,074            16,703             3,511            12,304
     Cost of construction revenues                                 74,940             1,424               300                --
     Cost of product revenues                                       2,484             2,999             3,102             7,990
     Selling, general and administrative                          122,974            96,506            22,428            72,046
     Research and development                                          --                --               781             2,316
     Depreciation and amortization                                 70,973            45,957             8,864            24,159
     Special charges                                                   --            30,580                --             7,445
                                                              ------------      ------------      ------------      ------------
                 Total operating costs and expenses               422,206           298,489            58,113           192,510
                                                              ------------      ------------      ------------      ------------
                 Loss from operations                            (100,284)         (135,172)          (21,855)          (86,543)
                                                              ------------      ------------      ------------      ------------

Other expenses (income):
     Interest income                                               (9,736)          (24,145)           (4,101)           (7,026)
     Interest expense, net of amounts capitalized                 115,481           101,648            18,948            37,665
     Gain on sale of subsidiary shares                                 --           (61,266)               --            (7,376)
     Other                                                        (23,460)            3,281             1,569             2,017
                                                              ------------      ------------      ------------      ------------
                                                                   82,285            19,518            16,416            25,280
                                                              ------------      ------------      ------------      ------------
                 Loss before minority interest in income
                    of subsidiaries and income tax                (182,569)         (154,690)          (38,271)         (111,823)
                                                              ------------      ------------      ------------      ------------

Income tax expense:
     Current                                                           --                --               758             1,802
     Deferred                                                          --                --                92              (899)
                                                              ------------      ------------      ------------      ------------

                                                                       --                --               850               903
                                                              ------------      ------------      ------------      ------------

                 Loss before minority interest in income
                    of subsidiaries                               (182,569)         (154,690)          (39,121)         (112,726)

Minority interest in income of subsidiaries                             --                --              (472)             (612)
                                                              ------------      ------------      ------------      ------------

                 Net loss                                        (182,569)         (154,690)          (39,593)         (113,338)

Accretion of preference shares                                      7,948             7,106             3,145             2,969
                                                              ------------      ------------      ------------      ------------
Net loss to common shareholders                               $  (190,517)      $  (161,796)       $   (42,738)      $  (116,307)
                                                              ============      ============      ============      ============
Net loss per share, basic and dilutive                        $     (5.11)      $     (4.52)      $     (1.39)      $     (4.71)
                                                              ============      ============      ============      ============

Weighted average common shares, basic
     and diluted                                               37,270,710        35,834,196        30,804,376        24,702,870


See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                  Consolidated Statement of Shareholders' Deficit

                      (In thousands, except share amounts)




                                                                                            COMMITMENT TO ISSUE
                                                        COMMON SHARES                          COMMON SHARES
                                            -------------------------------------  --------------------------------------
                                                 SHARES              AMOUNT             SHARES              AMOUNT
                                            -----------------   -----------------  -----------------   ------------------

Balances, September 30, 1996                  21,257,697        $     72,647          1,988,230        $      25,454

Issuance of shares for services                   25,000                 221                 --                   --
Issuance of shares in business
     combinations                              3,132,854              29,394         (1,700,169)             (21,049)
Issuances of shares and
     warrants, net                             2,505,882              32,666                 --                   --
Issuance of shares under option
     plans                                       643,016               3,309                 --                   --
Issuance of shares under employee
     share purchase plan                          62,993                 400                 --                   --
Accrual of compensation costs for
     share awards and option plans                    --               9,807                 --                   --
Accretion of redeemable
     preference shares                                --              (2,969)                --                   --
Net loss                                              --                  --                 --                   --
                                            -----------------   -----------------  -----------------   ------------------

Balances, September 30, 1997                  27,627,442             145,475            288,061                4,405

Issuance of shares in business
     combinations                                246,392               3,801           (237,174)              (3,801)
Issuance of shares, net                        6,440,000              73,092                 --                   --
Issuance of shares under option
     plans                                       158,209               1,107                 --                   --
Issuance of shares under employee
     share purchase plan                          75,198                 463                 --                   --
Accrual of compensation costs for
     share awards and option plans                    --                 179                 --                   --
Accretion of redeemable
     preference shares                                --              (3,145)                --                   --
Conversion of senior subordinated
     discount notes                               17,657                 133                 --                   --
Net loss                                              --                  --                 --                   --
                                            -----------------   -----------------  -----------------   ------------------

Balances, December 31, 1997                   34,564,898             221,105             50,887                  604

Issuance of shares for business
     combinations                                 57,632               2,952            (50,887)                (604)
Issuance of shares under option
     plans                                       429,350               3,258                 --                   --
Issuance of shares for warrant
     exercise                                    991,343              12,852                 --                   --
Issuance of shares under employee
     share purchase plan                         220,843               1,563                 --                   --
Accrual of compensation costs for
     share awards and option plans                    --                (357)                --                   --
Accretion of redeemable
     preference shares                                --              (7,106)                --                   --
Net loss                                              --                  --                 --                   --
Other comprehensive income -
     unrealized gain on securities                    --                  --                 --                   --
                                            -----------------   -----------------  -----------------   ------------------
Comprehensive loss

Balances, December 31, 1998                   36,264,066             234,267                 --                   --

Issuance of shares under option
     plans                                       989,504               7,495                 --                   --
Issuance of shares under employee
     share purchase plan                         348,610               1,876                 --                   --
Accrual of compensation costs for
     share awards and option plans                30,000               2,161                 --                   --
Accretion of redeemable
     preference shares                                --              (7,948)                --                   --
Conversion of senior subordinated
     discount notes                              102,327                 775                 --                   --
Net loss                                              --                  --                 --                   --
Other comprehensive income -
     unrealized gain on securities                    --                  --                 --                   --
                                            -----------------   -----------------  -----------------   ------------------

Comprehensive loss

Balances, December 31, 1999                   37,734,507        $    238,626                 --        $          --
                                            =================   =================  =================   ==================



                                                                                    ACCUMULATED
                                                                                       OTHER                TOTAL
                                          COMPREHENSIVE         ACCUMULATED        COMPREHENSIVE        SHAREHOLDERS'
                                              LOSS                DEFICIT              INCOME              DEFICIT
                                        -------------------   ----------------   -------------------   -----------------

Balances, September 30, 1996            $           --     $          (76,333)   $           --        $     21,768

Issuance of shares for services                     --                 --                    --                 221
Issuance of shares in business
     combinations                                   --                 --                    --               8,345
Issuances of shares and
     warrants, net                                  --                 --                    --              32,666
Issuance of shares under option
     plans                                          --                 --                    --               3,309
Issuance of shares under employee
     share purchase plan                            --                 --                    --                 400
Accrual of compensation costs for
     share awards and option plans                  --                 --                    --               9,807
Accretion of redeemable
     preference shares                              --                 --                    --              (2,969)
Net loss                                        (113,338)           (113,338)               --            (113,338)
                                        -------------------   ----------------   -------------------   -----------------
Comprehensive loss                              (113,338)
                                        -------------------
                                        -------------------

Balances, September 30, 1997                         --               (189,671)             --              (39,791)

Issuance of shares in business
     combinations                                   --                 --                    --                  --
Issuance of shares, net                             --                 --                    --              73,092
Issuance of shares under option
     plans                                          --                 --                    --               1,107
Issuance of shares under employee
     share purchase plan                            --                 --                    --                 463
Accrual of compensation costs for
     share awards and option plans                  --                 --                    --                 179
Accretion of redeemable
     preference shares                              --                 --                    --              (3,145)
Conversion of senior subordinated
     discount notes                                 --                 --                    --                 133
Net loss                                         (39,593)            (39,593)                --             (39,593)
                                        -------------------   ----------------   -------------------   -----------------
Comprehensive loss                               (39,593)
                                        -------------------
                                        -------------------

Balances, December 31, 1997                          --              (229,264)               --              (7,555)

Issuance of shares for business
     combinations                                   --                 --                    --               2,348
Issuance of shares under option
     plans                                          --                 --                    --               3,258
Issuance of shares for warrant
     exercise                                       --                 --                    --              12,852
Issuance of shares under employee
     share purchase plan                            --                 --                    --               1,563
Accrual of compensation costs for
     share awards and option plans                  --                 --                    --                (357)
Accretion of redeemable
     preference shares                              --                 --                    --              (7,106)
Net loss                                          (154,690)          (154,690)               --            (154,690)
Other comprehensive income -
     unrealized gain on securities                  16,200                 --            16,200              16,200
                                        -------------------   ----------------   -------------------   -----------------
Comprehensive loss                       $        (138,490)
                                        ===================
Balances, December 31, 1998                                          (383,954)           16,200            (133,487)

Issuance of shares under option
     plans                                          --                 --                    --               7,495
Issuance of shares under employee
     share purchase plan                            --                 --                    --               1,876
Accrual of compensation costs for
     share awards and option plans                  --                 --                    --               2,161
Accretion of redeemable
     preference shares                              --                 --                    --              (7,948)
Conversion of senior subordinated
     discount notes                                 --                 --                    --                 775
Net loss                                          (182,569)          (182,569)               --            (182,569)
Other comprehensive income -
     unrealized gain on securities                  28,350             --                28,350              28,350
                                        -------------------   ----------------   -------------------   -----------------

Comprehensive loss                        $       (154,219)
                                        ===================

Balances, December 31, 1999                                   $      (566,523)   $       44,550        $   (283,347)
                                                              ================   ===================   =================


See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                                    THREE-MONTH
                                                                        YEARS ENDED DECEMBER 31,    PERIOD ENDED    YEAR ENDED
                                                                        ------------------------    DECEMBER 31,   SEPTEMBER 30,
                                                                           1999          1998          1997            1997
                                                                        ------------------------    ----------------------------
Operations:
     Net loss                                                           $(182,569)    $(154,690)     $(39,593)      $(113,338)
     Adjustments to reconcile net loss to net cash used
        in operations:
           Minority interest in income of subsidiary                            --           --           472             612
           Depreciation and amortization                                    77,086       51,328        10,115          26,634
           Deferred income taxes                                                --           --            92            (899)
           Accretion and accrual of interest                                73,894       59,783         8,276          19,236
           Non-cash stock compensation and other expense                     2,161         (253)          374           2,583
           Loss on disposal of assets                                        4,160          239            --             679
           Non-cash special charges                                             --       29,467            --           7,445
           Equity in losses of investments and joint venture                    --          593         1,286           1,482
           Gain on sale of subsidiary shares                                    --      (61,266)           --          (7,376)
           Changes in non-cash operating working capital:
              Trade accounts receivable, net                               (13,573)     (15,321)       (3,547)        (11,284)
              Construction contracts receivable                            (23,485)      (3,338)           --              --
              Prepaid, other current and other assets, net                    (507)       3,859          (585)         (7,627)
              Accounts payable and accrued liabilities                      26,368         (754)      (18,177)         24,970
              Other liabilities                                              4,036        6,430           707            (119)
                                                                        -----------------------      ------------------------

                    Cash used in operations                                (32,429)     (83,923)      (40,580)        (57,002)
                                                                        -----------------------      ------------------------

Investments:
     Acquisition of subsidiaries, net of cash acquired                          --      (35,471)       (2,105)         (1,618)
     Purchase of investments                                                    --           --        (4,297)         (3,247)
     Proceeds from sale of investments                                          --          327            --           5,176
     Purchase of property and equipment                                   (259,965)    (219,129)      (45,970)       (222,001)
     Proceeds from sale of property and equipment                            6,514        3,589            --           5,774
     Purchase of other assets                                               (1,684)      (3,014)       (1,866)        (14,058)
     Change in investments restricted for the
        purchase of property and equipment                                 218,878     (170,288)       11,143         (58,701)
     Proceeds from the sale of subsidiary shares, net                           --       85,048           141          27,105
     Cash disposed of in sale of subsidiary                                     --       (5,252)           --              --
                                                                        -----------------------      ------------------------

                    Cash used in investing activities                      (36,257)    (344,190)      (42,954)       (261,570)
                                                                        -----------------------      ------------------------

Financing:
     Proceeds from long-term debt                                            1,782      300,955       151,420         353,257
     Issuance of redeemable preference shares, net                              --           --            --          48,679
     Principal payments on long-term debt and capital leases               (18,364)     (23,769)      (10,101)         (7,455)
     Issuance of common shares, net of issuance costs                        9,371       17,673        74,629          27,692
     Deferred debt financing costs                                              --      (13,103)       (5,380)        (12,033)
     Change in investments restricted to finance interest
        payments                                                            32,810       33,374        16,157         (97,049)
                                                                        -----------------------      ------------------------

                    Cash provided by financing activities                   25,599      315,130       226,725         313,091
                                                                        -----------------------      ------------------------

                    Increase (decrease) in cash and cash
                        equivalents                                        (43,087)    (112,983)      143,191          (5,481)

Cash and cash equivalents, beginning of period                              86,070      199,053        55,862          61,343
                                                                        -----------------------      ------------------------

Cash and cash equivalents, end of period                                $   42,983    $  86,070      $199,053       $  55,862
                                                                        =======================      ========================

Supplemental disclosure of cash flow information:
     Cash paid for interest                                             $   48,802    $  50,315      $ 21,684       $   4,982
     Cash paid for income taxes                                                 --           --         1,038             638

Supplemental schedule of non-cash investing and financing activities:
        Recorded in business combinations:
           Assets                                                               --       45,719         2,605          14,148
           Liabilities                                                          --        7,900           500           4,369
           Common shares                                                        --        2,348            --           8,161
        Disposition of subsidiaries:
           Assets                                                            8,096       35,480            --              --
           Liabilities                                                        (213)       4,218            --              --
           Minority interest                                                    --       12,732            --              --
        Amounts in accounts payable and accrued liabilities
           for the purchase of fixed assets at end of period                28,880       25,945        19,029          19,718
        Unrealized gain on securities                                       28,350       16,200            --              --
        Accretion of redeemable preference shares                            7,948        7,106         3,145           2,969
        Assets acquired through capital leases                               5,068       10,079           480          21,765
        Debt converted to equity                                               775           --           133              --



See accompanying notes to consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)        DESCRIPTION OF THE COMPANY

              GST Telecommunications, Inc., a Canadian company, and its U.S. subsidiaries collectively, (the Company or GST), is in the business of providing integrated telecommunications products and services primarily in the western United States. The Company provides a range of telecommunications services, including local, long distance, Internet and data services, and constructs telecommunications network segments for other providers, and produces telecommunications software.

              The consolidated financial statements for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997 have been reported in U.S. dollars, the functional currency of the Company. These consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States. The Company also prepares separate consolidated financial statements in accordance with Canadian generally accepted accounting principles.

       (b)        CHANGE IN FISCAL YEAR-END

              In 1997, the Company changed its fiscal year-end from September 30 to December 31. Included in the accompanying audited consolidated financial statements are the results of operations for the three-month transition period ended December 31, 1997. Unaudited results of operations for the comparable three-month period ended December 31, 1996 are summarized below:


      Revenues.........................................................     $  23,217
      Loss from operations.............................................       (17,988)
      Other expenses, net..............................................        (4,646)
      Net loss.........................................................       (22,634)
      Loss per share, basic and diluted................................         (1.02)


       (c)        BASIS OF CONSOLIDATION

              These consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. The Company's investments in unconsolidated companies owned 20% or more or where the Company exercise significant influence are accounted for using the equity method. At December 31, 1999, the Company held no investments accounted for pursuant to the equity method. All significant intercompany accounts have been eliminated.

       (d)        CASH AND CASH EQUIVALENTS

              Cash equivalents consist of short-term, highly liquid investments with original maturities of ninety days or less.


                                     F-7                             (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)



        (e)       ACCOUNTS AND NOTES RECEIVABLE

              Gross trade accounts receivable total $52,518 and $38,209 at December 31, 1999 and 1998, respectively. Notes receivable total $268 and $208 at December 31, 1999 and 1998, respectively. Management provides an allowance for doubtful accounts and customer credits based on current customer information and historical statistics. The allowance was $7,542 and $5,482 at December 31, 1999 and 1998, respectively.

              Valuation and qualifying accounts for the allowance for doubtful accounts and customer credits is as follows:


                                                                                      THREE-MONTH
                                                  YEARS ENDED DECEMBER 31,            PERIOD ENDED           YEAR ENDED
                                              ----------------------------------      DECEMBER 31,         SEPTEMBER 30,
                                                   1999               1998                1997                  1997
                                              ---------------    ---------------    -----------------    -------------------


      Balance at beginning of period       $         5,482    $         3,956    $           3,582    $             1,264
      Charged to bad debt expense                    8,629              4,776                1,541                  5,737
      Charged to revenue                             1,500                 --                  --                      --
      Written off                                   (8,069)            (3,250)              (1,167)                (3,419)
                                              ---------------    ---------------    -----------------    -------------------

      Balance at end of period             $         7,542    $         5,482     $          3,956     $            3,582
                                              ===============    ===============    =================    ===================


              Results of operations are derived from United States operations and substantially all assets reside in the United States. The Company is exposed to concentration of credit risk principally from accounts receivable. The Company's five largest telecommunications and other services customers accounted for approximately 11.3%, 16.4%, 16.8% and 20.8% of the Company's consolidated telecommunications and other services revenue for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997, respectively.

              In certain cities, the Company relies on incumbent local exchange carriers for the provision of local telephone service. In addition, the Company relies on other carriers to provide transmission and termination services for a majority of its long distance traffic. The inability of any of these companies or carriers to fulfill service delivery requirements could impact the Company's future results.

              Construction contracts receivable consists of costs in excess of billings on certain contracts and amounts due from joint construction partners. Construction contracts receivable consists of balances due from three customers.



                                      F-8                            (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)



        (f)       RESTRICTED AND UNRESTRICTED INVESTMENTS

              Restricted investments classified as available-for-sale consist primarily of U.S. Treasury securities maturing between one and eight months which are restricted for the purchase and installation of network assets. Held-to-maturity investments consist of U.S. Treasury securities and certificates of deposit maturing between four months and eighteen months which are primarily restricted for interest payments. Restricted investments are recorded at amortized cost, which approximates fair value for all periods presented.

              Unrestricted available-for-sale investments consist of the Company's approximate 14% equity interest in Global Light Telecommunications, Inc. (Global) at December 31, 1999 and U.S. Government securities and certificates of deposit at December 31, 1998. An unrealized gain of $28,350 related to the Company's interest in Global, which is carried at fair value, is included in comprehensive income for the year ended December 31, 1999. See note 16 for a discussion of the sale of the Company's investment in Global.

              Under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company classifies its investments as follows:



                                                                          DECEMBER 31,
                                                            ------------------------------------------
                                                                   1999                   1998
                                                            -------------------    -------------------
      Restricted investments:
          Available-for-sale........................     $             9,848    $           230,014
          Held-to-maturity..........................                  19,828                 51,350
      Unrestricted investments:
          Available-for-sale........................                  44,596                 16,246


       (g)        INVESTMENTS IN FORMER AFFILIATE

              At December 31, 1997, the Company held a greater than 20% equity interest in Global, a publicly-traded corporation listed on the Vancouver Stock Exchange, which conducts telecommunications operations on a worldwide basis. The carrying value of this investment at December 31, 1997 totaled $593 and was included in other assets in the accompanying consolidated balance sheet. At both December 31, 1998 and 1999, the Company held a less than 20% interest in Global. See note 1(f), note 11(a) for a discussion of litigation with Global and note 16 for a discussion of the sale of the Company's investment in Global subsequent to year-end.




                                      F-9                            (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)



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

       (i)        PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, which are as follows:


            Telecommunications networks........................................                 20 years
            Electronic and related equipment...................................                 10 years
            Leasehold improvements.............................................                 10 years
            Computer equipment, office equipment and other.....................              3 - 7 years
            Buildings..........................................................                 40 years


              Construction, engineering and overhead costs directly related to the development of the Company's networks are capitalized. The Company capitalizes internal information systems costs in accordance with Statement of Position (SOP) 98-1, "Accounting for the costs of computer software developed or obtained for internal use." The amount capitalized under SOP 98-1 was $13,075, and $621 of amortization was charged to operations for the year ended December 31, 1999. These amounts are included in Property and Equipment. The Company begins depreciating these costs when the assets become operational. Depreciation expense totaled $55,368, $30,056, $6,240 and $14,985 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997, respectively.

       (j)        GOODWILL

              Goodwill is amortized using the straight-line method over periods ranging from five to ten years. Amortization charged to operations was $6,785, $6,218, $1,054 and $4,044 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997, respectively.



                                     F-10                            (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)



        (k)       OTHER ASSETS

              Other assets consists primarily of customer lists, software development costs and deferred financing costs. These assets are amortized using the straight-line method over periods ranging from three to ten years. Amortization charged to operations for customer lists and software development costs was $10,320, $11,183, $1,945 and $5,630 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997, respectively. Amortization charged to interest expense for deferred financing costs was $4,613, $3,873, $669 and $1,495 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997, respectively.

       (l)        ASSET IMPAIRMENT

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

              As discussed in note 14, the Company also recorded a non-cash special charge of $15,668 during 1998 related to the impairment of a prepaid reseller agreement and advances to Magnacom Wireless LLC.



                                      F-11                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)





       (m)        REVENUE RECOGNITION

              Telecommunication services revenue is recognized monthly as services are provided. Amounts billed in advance of the service month are recorded as deferred revenue. Product revenue is recorded upon installation of products and is presented in the accompanying consolidated statements of operations net of product returns.

              Network construction services revenue is recognized using the percentage of completion method. Accordingly, the Company recognizes revenues and expenses as construction progresses. Cost of construction revenue is estimated using weighted average allocations of the total costs of constructing the specific phase of the network.

              The Company treats certain long term fiber and conduit lease contracts entered into prior to June 30, 1999 as sales-type leases and recognizes revenue under the percentage of completion method. In June 1999, the Financial Accounting Standards Board (FASB) issued Interpretation No. 43, REAL ESTATE SALES, AN INTERPRETATION OF FASB STATEMENT NO. 66. The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, conduit is considered integral equipment and dark fiber will likely be considered integral equipment. Accordingly, title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. For contracts entered into after June 30, 1999, sales-type lease accounting is no longer appropriate for dark fiber and conduit leases and therefore, these transactions will be accounted for as operating leases unless title transfers to the lessee.

       (n)        NET LOSS PER SHARE

              Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of options, warrants and convertible securities, were antidilutive for all periods presented and were not included in determining diluted weighted average shares outstanding. If the Company had reported net income for the periods presented, the weighted average number of common equivalent shares used to determine diluted net loss per share would have increased by 11,245,435, 10,411,640, 9,741,498 and
              8,186,050 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997, respectively.

              Net loss per share is increased for redeemable preference shares' accretion totaling $7,948, $7,106, $3,145 and $2,969 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997, respectively.

       (o)        ISSUANCE OF SUBSIDIARY STOCK

              Issuances of subsidiary stock are accounted for as capital transactions in the accompanying consolidated financial statements.


                                      F-12                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)



        (p)       INCOME TAXES

              The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each reporting period. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the period in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

       (q)        COMPREHENSIVE INCOME

              The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, on January 1, 1998. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. For the years ended December 31, 1999 and 1998, comprehensive loss includes a $28,350 and $16,200 unrealized gain on available-for-sale securities. There are no differences between net loss and comprehensive loss for all other periods presented.

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

       (t)        RECLASSIFICATIONS

              Certain reclassifications have been made in the accompanying consolidated financial statements for prior periods to conform with the December 31, 1999 presentation.




                                      F-13                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)

(2)      ACQUISITIONS

       The Company has made the acquisitions set forth below, each of which was accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the effective date of acquisition.

       (a)        ICON COMMUNICATIONS CORP. (ICON)

              In April 1998, the Company acquired 100% of the outstanding capital stock of ICON, a Washington company which provides long distance and ancillary communications services. Consideration paid for this acquisition consisted of $23,916 in cash. Goodwill of $15,957 was recorded as a result of this acquisition.

       (b)        KLP, INC. (D/B/A CALL AMERICA) (CALL AMERICA PHOENIX)

              In March 1998, the Company acquired 100% of the outstanding capital stock of Call America Phoenix, an Arizona company which provides long distance services. Consideration paid for this acquisition consisted of $3,838 in cash. Goodwill of $2,405 was recorded as a result of this acquisition.

       (c)        WHOLE EARTH NETWORKS, LLC (WHOLE EARTH)

              In March 1998, the Company acquired the assets of Whole Earth, a California Internet services provider. Consideration paid for this acquisition consisted of $9,053 in cash and the assumption of $1,273 in liabilities. Goodwill of $3,293 was recorded as a result of this acquisition.

       (d)        ACTION TELCOM CO. (ACTION TELCOM)

              In May 1997, the Company acquired 100% of the outstanding capital stock of Action Telcom, a Texas company which provides long distance and ancillary telecommunications services, and produces software used in the telecommunications industry. The Company acquired Action Telcom for consideration of 903,000 common shares valued at $8,161, $1,290 in cash and $2,580 in notes payable. Goodwill of $3,863 was recorded as a result of this acquisition.

              In October 1999, the Company sold the assets of the long distance portion of Action Telcom for $4,895 in cash. A loss of $163 was recognized as a result of this divestiture.

        (e)       GUAM OPERATIONS OF SPRINT COMMUNICATIONS COMPANY L.P. (SPRINT)

              In October 1997, the Company purchased the assets of the Guam operations of Sprint which provide long distance and ancillary services in Guam. Consideration paid for this acquisition consisted of $2,000 in cash and $500 in liabilities for services to be provided to Sprint.

              In July 1999, the Company sold the assets of its Guam operations for $1,500 in cash. A gain of $294 was recognized as a result of this divestiture.




                                      F-14                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


              The unaudited pro forma results shown below reflect results of operations as if the 1998 and 1997 acquisitions described above occurred as of the beginning of each of the periods presented.

                                                               THREE-MONTH
                                          YEAR ENDED          PERIOD ENDED           YEAR ENDED
                                         DECEMBER 31,         DECEMBER 31,         SEPTEMBER 30,
                                             1998                 1997                  1997
                                       -----------------    ------------------   -------------------

      Revenues.................     $        167,556     $           40,521   $          133,958
      Net loss.................             (155,236)               (39,655)            (115,266)
      Net loss per share.......                (4.33)                 (1.29)               (4.67)

              The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

(3)      PROPERTY AND EQUIPMENT



                                                                                     DECEMBER 31,
                                                                      -------------------------------------------
                                                                             1999                   1998
                                                                      --------------------   --------------------

      Telecommunications networks..............................    $           264,229    $           178,008
      Electronic and related equipment.........................                314,880                181,270
      Leasehold improvements...................................                 28,708                 24,509
      Computer equipment, office
          equipment and other..................................                 55,820                 40,585
      Buildings................................................                  2,808                  2,803
      Construction in progress.................................                277,965                251,199
                                                                      --------------------   --------------------

                                                                               944,410                678,374

      Less accumulated depreciation............................               (112,363)               (62,522)
                                                                      --------------------   --------------------

                                                                   $           832,047    $           615,852
                                                                      ====================   ====================

       Property and equipment includes $277,965 and $251,199 of equipment which had not been placed in service at December 31, 1999 and 1998, respectively, and accordingly, is not being depreciated. During the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997, $32,133, $25,920, $3,726 and $15,170 of interest, respectively, was capitalized as part of property and equipment.



                                      F-15                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)

 (4)     ACCRUED EXPENSES


                                                                                     DECEMBER 31,
                                                                      -------------------------------------------
                                                                             1999                   1998
                                                                      --------------------   --------------------

      Fixed asset purchases....................................    $             6,012    $             9,552
      Carrier costs............................................                 13,814                  4,885
      Interest payable.........................................                  8,223                  9,272
      Payroll and related liabilities..........................                  5,694                  5,252
      Other....................................................                 16,016                  8,484
                                                                      --------------------   --------------------

                    Total......................................    $            49,759    $            37,445
                                                                      ====================   ====================


(5)      LONG-TERM DEBT

                                                                                     DECEMBER 31,
                                                                      -------------------------------------------
                                                                             1999                   1998
                                                                      --------------------   --------------------

      13.25% Senior Secured Notes due May 1, 2007..............    $           265,000    $           265,000
      10.5% Senior Secured Discount Notes
          due May 1, 2008......................................                355,587                320,997
      Note payable to Tomen, LIBOR plus 3.0%
          (9.0% at December 31, 1999)..........................                 42,187                 45,262
      Note payable to NTFC, LIBOR plus 3.5%
          (9.5% at December 31, 1999)..........................                 44,375                 50,000
      Note payable to Siemens, LIBOR plus 3.5%
          (9.5% at December 31, 1999)..........................                 10,000                  9,463
      13.875% Senior Discount Notes due
          December 15, 2005....................................                274,800                240,304
      13.875% Convertible Senior Subordinated Discount
          Notes, due December 15, 2005.........................                 33,295                 29,884
      12.75% Senior Subordinated Accrual Notes due
          November 15, 2007....................................                144,000                144,000
      Other....................................................                     --                  1,466
                                                                      --------------------   --------------------

                                                                             1,169,244              1,106,376

      Less current portion of long-term debt...................                 17,466                 13,417
                                                                      --------------------   --------------------

                                                                   $         1,151,778    $         1,092,959
                                                                      ====================   ====================

                                      F-16                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


       The schedule of future debt service payments is as follows:

                                                                      PRINCIPAL                   INTEREST
                                                                 --------------------        --------------------

      Year ending December 31:
          2000...........................................     $            17,466         $            43,267
          2001...........................................                  19,814                      90,143
          2002...........................................                  20,511                      88,265
          2003...........................................                  21,388                     130,919
          2004...........................................                  11,582                     155,636
          Thereafter.....................................               1,265,105    (a)              373,200
                                                                 --------------------        --------------------

          Less unaccreted discount.......................                (186,622)                         --
                                                                 --------------------        --------------------

                                                              $         1,169,244         $           881,430
                                                                 ====================        ====================

(a)               Includes $500,000, $312,448 and $37,856 of 10.5% Senior
                  Secured Notes, 13.875% Senior Discount Notes and 13.875% Convertible Senior Subordinated Discount Notes, respectively, due at maturity.

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

       SENIOR SECURED DISCOUNT NOTES

       In May 1998, the Company issued $300,000 in 10.5% Senior Secured Discount Notes (the Senior Secured Discount Notes) maturing on May 1, 2008. The Senior Secured Discount Notes sold at a substantial discount and there will be no accrual of cash interest prior to May 1, 2003, or payment of interest until November 1, 2003. The Senior Secured Discount Notes accrete to a total principal amount, due May 1, 2008, of approximately $500,000. The net proceeds from the sale of the Senior Secured Discount Notes are restricted to finance the cost of design, development, construction, acquisition, installation and integration of telecommunications equipment. The Senior Secured Discount Notes are secured by the assets financed with the proceeds and are subject to certain debt covenants.

                                      F-17                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)



       TOMEN FACILITY

       In October 1994, the Company entered into a master financing agreement with Tomen. Under the agreement, Tomen will loan up to $100,000 to subsidiaries of the Company for development and construction of network projects. As of December 31, 1999, Tomen had provided a total of $69,468 (of which $42,187 was outstanding at December 31, 1999) in debt financing to the Company's subsidiaries for construction and operation of fiber optic networks in southern California, New Mexico, Arizona and Hawaii. The Tomen financing is secured by equipment at the funded network locations and is subject to certain debt covenants. Although, Tomen has the right of first refusal to finance fiber optic projects for the Company, management does not believe that it is likely that they will finance any additional projects.

       NTFC CAPITAL CORPORATION (NTFC) AGREEMENT

       In March 1997, the Company entered into a $50,000 ($44,375 of which was outstanding at December 31, 1999) loan and security agreement with NTFC to finance the purchase of certain equipment from Northern Telecom, Inc. Amounts borrowed under the agreement bear interest at LIBOR plus 3.5% and will be repaid in twenty quarterly installments which began in March 1999. The loan is secured by the equipment purchased with the proceeds and subject to certain debt covenants.

       SIEMENS TELECOM NETWORKS (SIEMENS) AGREEMENT

       In September 1996, the Company entered into a loan and security agreement with Siemens. Under the terms of the agreement, Siemens will loan up to $226,000 to the Company for the purchase and installation of telecommunications switching and related equipment. At December 31, 1999, $116,000 was available to the Company and $10,000 was outstanding. Amounts borrowed under the agreement initially bear interest at LIBOR plus 4.5% and are secured by the equipment. Such interest decreases to LIBOR plus 3.5% at the time each initial loan is converted to a term loan, which conversion occurs at the first calendar quarter following the initial loan. Amounts borrowed under the agreement will be repaid in twenty-four quarterly installments beginning five quarters after the initial loan is converted to a term loan. The loan is subject to certain debt covenants.

       SENIOR DISCOUNT NOTES AND CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES

       In December 1995, the Company issued approximately $160,000 in 13.875% Senior Discount Notes (the Senior Notes) and $20,000 in 13.875% Convertible Senior Subordinated Discount Notes (the Convertible Notes) maturing on December 15, 2005 (together the Notes). The Notes were sold at a substantial discount and there will be no accrual of cash interest prior to December 15, 2000 or payment of interest until June 15, 2001. The Notes accrete to a total principal amount, due December 15, 2005, of approximately $350,304 by December 15, 2000. The Senior Notes rank in right of payment with all unsubordinated indebtedness of the Company while the Convertible Notes are junior to all senior Company debt.

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

                                      F-18                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)



       trading days. On or after December 15, 2000, the Notes will be redeemable at the option of the Company. The Notes are subject to certain debt covenants.

                                      F-19                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)




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

       DEBT COVENANTS AND CLASSIFICATION OF LONG-TERM DEBT

       In November 1998, the Company informed the trustee who represents the holders of the Senior Secured Notes, the Senior Secured Discount Notes, the Senior Notes, the Convertible Notes and the Accrual Notes that it may have violated certain technical covenants contained in the indentures related to each of the aforementioned debt issuances. In particular, the Company advised the trustee that the transfer to Global of its interest in a telecommunications project to be developed in Mexico may have constituted a violation of certain provisions in the indentures. In February 1999, the trustee informed the noteholders of the potential violations. The noteholders did not declare a default, as defined within the indentures of each of the notes.

       On September 16, 1999, the Company received $30,000 in cash from Global and others in connections with the settlement of various lawsuits and has taken other actions to cure the potential technical violations. As a result, the Company believes that there is currently no basis on which the noteholders could declare a default under the indentures relating to the Company's debt issuances. Accordingly, the Company has classified the related debt obligations as non-current in the accompanying consolidated balance sheets.

                                      F-20                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)



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

       In the event the Company is prevented from paying the redemption price for Redeemable Preference Shares in cash and any holder of Redeemable Preference Shares does not exercise such conversion option, the Company has the option of extending the Mandatory Redemption Date to August 28, 2007. The Company has the option of redeeming the Redeemable Preference Shares at any time after February 2000 in cash at a redemption price per Redeemable Preference Share equal to the number of Common Shares into which such Redeemable Preference Share is then convertible multiplied by the price at which such Redeemable Preference Share would become subject to mandatory conversion.

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


                                      F-21                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)



 (7)     SHAREHOLDERS' (DEFICIT) EQUITY

       (a)        STOCK-BASED COMPENSATION

              The Company has six stock-based compensation plans, which are described below. The Company follows SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). In accordance with SFAS 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost is generally not recognized for options awarded in the 1995 and 1996 Stock Incentive Plans, the Employee Stock Purchase Plan and fixed stock option awards under the Senior Operating and Executive Officer Stock Option Plans. Compensation cost recognized in the statements of operations for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997 totaled $2,161, $(357), $149 and $9,747, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions for grants for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997 are as follows:


                                                                             OPTION AWARDS
                                             ------------------------------------------------------------------------------
                                                                   DECEMBER 31,                            SEPTEMBER 30,
                                              -------------------------------------------------------
                                                   1999               1998                1997                  1997
                                              ---------------    ---------------    -----------------    -------------------

      Expected volatility...........                    70%                62%                58%                  56%
      Risk free interest rate.......                   5.6%               5.2%               5.4%                 6.3%
      Expected life (in years)......                   3.5                3.5                3.5                  3.5



                                                                      EMPLOYEE STOCK PURCHASE PLAN
                                             ------------------------------------------------------------------------------
                                                                   DECEMBER 31,                            SEPTEMBER 30,
                                              -------------------------------------------------------
                                                   1999               1998                1997                  1997
                                              ---------------    ---------------    -----------------    -------------------

      Expected volatility...........                    70%                62%                58%                  56%
      Risk free interest rate.......                   5.0%               4.8%               5.3%                 5.4%
      Expected life (in years)......                    .5                 .5                 .5                   .5


                                                                                                               (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)







       The weighted average fair value of stock awards granted under the various plans are as follows:

                                                                                      THREE-MONTH
                                                                                      PERIOD ENDED           YEAR ENDED
                                                  YEARS ENDED DECEMBER 31,            DECEMBER 31,         SEPTEMBER 30,
                                              ----------------------------------
                                                   1999               1998                1997                  1997
                                              ---------------    ---------------    -----------------    -------------------

      Stock option awards..............    $       5.41       $       6.50       $          6.17      $          4.68
      Employee Stock Purchase
          Plan.........................            5.04               2.16                  1.81                 1.81

              Had compensation cost for the Company's six stock-based compensation plans been determined pursuant to SFAS 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                                                      THREE-MONTH
                                                                                      PERIOD ENDED           YEAR ENDED
                                                  YEARS ENDED DECEMBER 31,            DECEMBER 31,         SEPTEMBER 30,
                                              ----------------------------------
                                                   1999               1998                1997                  1997
                                              ---------------    ---------------    -----------------    -------------------
      Net loss to common shareholders:
          As reported.................     $      (190,517)   $      (161,796)   $         (42,738)   $          (116,307)
          Pro forma...................            (200,460)          (170,184)             (44,487)              (119,183)

      Net loss per share, basic and diluted:
            As reported...............     $         (5.11)   $         (4.52)   $          (1.39)    $            (4.71)
            Pro forma.................               (5.38)             (4.75)              (1.44)                 (4.82)

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

        (b)       STOCK OPTION AWARDS

              Under the 1995, 1996, 1997 and 1999 Stock Option Plans (the Plans), the Company has authorized the issuance of 1,750,000, 1,000,000, 1,000,000 and 2,000,000 common shares, respectively.
              The Plans provide for the granting of incentive stock options and non-statutory stock options to employees, officers and employee directors and consultants at an exercise price no less than 100% of the market value on the last trading day prior to the date of grant. The 1995, 1996 and 1997 options have a maximum term of five years and the 1999 options have a maximum term of ten years and become exercisable at such times and in such installments, for each individual option, as determined by the Board of Directors.

                                      F-23                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)



              In addition, the Company grants fixed option awards under the 1996 Senior Operating Officer Stock Option Plan (Operating Officer
              Plan). These options have a term of six years and become exercisable at such time and in such installments for each individual option, as determined by the Board of Directors.

              Under the Operating Officer Plan and the 1996 Senior Executive Officer Stock Option Plan (Executive Plan), the Company may grant stock options to purchase up to 900,000 and 600,000 common shares, respectively, to selected individuals. The options have a maximum term of six years.

              A summary of the status of the Company's fixed and performance-based stock option awards as of December 31, 1999, 1998, 1997 and September 30, 1997 and the changes during the period of years ended on those dates is presented below:

                                                                        STOCK OPTIONS AWARDS
                                                                 -----------------------------------
                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                                                       EXERCISE
                                                                     SHARES              PRICE
                                                                 ----------------   ----------------

      Outstanding at September 30, 1996..................           3,061,205    $         7.68

      Granted............................................           1,490,000              9.91
      Exercised..........................................            (643,016)             5.15
      Canceled...........................................             (83,655)             8.89
                                                                 ----------------

      Outstanding at September 30, 1997..................           3,824,534              8.95

      Granted............................................             175,000             10.29
      Exercised..........................................            (158,209)             7.00
      Canceled...........................................            (236,218)            10.94
                                                                 ----------------

      Outstanding at December 31, 1997...................           3,605,107              8.97

      Granted............................................           2,927,357             11.02
      Exercised..........................................            (429,350)             7.58
      Canceled...........................................          (1,807,987)            12.20
                                                                 ----------------

      Outstanding at December 31, 1998...................           4,295,127              9.15

      Granted............................................           3,116,343             10.02
      Exercised..........................................            (989,504)             7.57
      Canceled...........................................          (1,565,370)            10.57
                                                                 ----------------

      Outstanding at December 31, 1999...................           4,856,596              9.57
                                                                 ================

                                      F-24                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


                                                                        STOCK OPTIONS AWARDS
                                                                 -----------------------------------
                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                                                       EXERCISE
                                                                     SHARES              PRICE
                                                                 ----------------   ----------------

      Number of options exercisable
          at end of period...............................           1,690,821             $9.27
                                                                 ================



                                      F-25                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)

              The following table summarizes information about stock options outstanding at December 31, 1999:


                                    OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
      --------------------------------------------------------------------------------    ----------------------------------
                                                       WEIGHTED
                                                       AVERAGE            WEIGHTED                              WEIGHTED
                                     NUMBER           REMAINING           AVERAGE             NUMBER            AVERAGE
             RANGE OF              OF SHARES         CONTRACTUAL          EXERCISE          OF SHARES           EXERCISE
         EXERCISE PRICES          OUTSTANDING            LIFE              PRICE           EXERCISABLE           PRICE
      -----------------------    ---------------    ---------------    ---------------    ---------------    ---------------

            $  3.00 - 5.99            125,000           9.3 years   $         5.88              41,667    $         5.88
               6.00 - 8.99          2,593,721           2.5 years             7.90             936,905              7.96
               9.00 - 11.99         1,406,115           5.9 years            10.86             603,593             10.47
               12.00 - 14.99          469,787           8.7 years            12.81                  --               --
               15.00 - 16.4375        261,973           3.5 years            15.08             108,656             15.10


              On December 14, 1998, options to purchase 1,197,830 shares were repriced from prices ranging between $8.25 and $15.00 per share, to $7.15 per share. The vesting terms for the repriced options were extended from three to four years from the original date of grant. Options for directors, officers and key executives were not repriced.

       (c)        EMPLOYEE STOCK PURCHASE PLAN

              In April 1999, the Company amended the 1996 Employee Stock Purchase Plan (the Purchase Plan), to authorize the issuance of an additional 600,000 common shares. The total shares authorized since adoption of the Plan is 1,100,000. The Purchase Plan allows eligible employees of the Company to purchase common shares of the Company at a price equal to 85% of the lower of the fair market value at the beginning or end of the six-month offering period. Fair market value is calculated as the lesser of (i) the closing price of the Company's common shares on the last trading day immediately before the date of determination, or (ii) the weighted average trading price for such shares for the five trading days immediately before the date of determination. Employees who own 5% or more of the voting rights of the Company's outstanding common shares may not participate in the Purchase Plan. Employees purchased 260,317, 220,843, 75,198 and 62,993 shares under the purchase plan during the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997, respectively.

              In April 1999, the Company adopted the 1999 Supplemental Employee Stock Purchase Plan (the Supplemental Plan). The Supplemental Plan allowed employees participating in the Purchase Plan for the October 1998 to March 1999 offering period rights to shares that were not available in the Purchase Plan due to a shortfall in available shares. The Supplemental Plan authorized 150,000 common shares at $4.83 per share of which 88,293 were granted and subsequently 61,707 were cancelled. The related compensation cost recognized in the statement of operations for the year ended December 31, 1999 was $700.

                                      F-26                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)

        (d)       WARRANTS OUTSTANDING

              At December 31, 1999, a warrant to purchase 300,000 common shares at $6.75 per share was outstanding and exercisable. The warrant was granted to a former director and expires in September 2000.

        (e)       DIVIDEND RESTRICTIONS

              The indentures related to the Secured Notes, the Senior Secured Discount Notes, the Notes and the Accrual Notes prohibit the payment of dividends.

                                      F-27                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


(8)      INCOME TAXES

       The provision for income taxes differs from the amount computed by applying the Canadian statutory income tax rate to net income before taxes for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997 as follows:


                                           DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       SEPTEMBER 30,
                                               1999               1998               1997               1997
                                          ----------------   ----------------   ----------------   ----------------
      Computed expected income
          tax benefit at
          Canadian statutory rate..           (39)%              (39)%              (39)%              (39)%
      Expected state/province
          income tax benefit.......            (5)                (5)                (4)                (4)
      Increase in valuation
          allowance................            37                 41                 37                 30
      Amortization of goodwill.....             1                  1                  1                  1
      Effect of difference in United
          States statutory rate....             5                  5                  5                  5
      Effect of acquisition of new
          subsidiaries.............            --                  1                 --                  2
      Non-deductible interest......            --                 --                  2                  2
      Other........................             1                 (4)                --                  4
                                          ----------------   ----------------   ----------------   ----------------

      Income tax expense...........              --%                --%               2%                 1%
                                          ================   ================   ================   ================



                                      F-28                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability are as follows:


                                                                                     DECEMBER 31,
                                                                      -------------------------------------------
                                                                             1999                   1998
                                                                      --------------------   --------------------
      Deferred tax assets:
          United States Federal and state net
            operating loss carryforwards.......................    $            96,520    $            76,241
          Canadian net operating loss
            carryforwards......................................                 28,291                 15,975
          Non-deductible interest..............................                 66,046                 39,199
          Canadian non-deductible interest.....................                  7,044                  5,269
          Canadian capital loss carryforward...................                    128                    128
          Other................................................                  4,174                  3,361
                                                                      --------------------   --------------------

                    Total deferred tax assets..................                202,203                140,173

          Less valuation allowance.............................               (197,488)              (129,757)
                                                                      --------------------   --------------------

                    Total gross deferred tax assets............                  4,715                 10,416
                                                                      --------------------   --------------------

      Deferred tax liabilities:
          Furniture, fixtures and equipment, due to
            differences in depreciation........................                  4,071                  6,217
          Capitalized software/intangibles.....................                    644                  4,199
                                                                      --------------------   --------------------

                    Total gross deferred
                      tax liabilities..........................                  4,715                 10,416
                                                                      --------------------   --------------------

                    Net deferred tax liabilities...............    $                --    $                --
                                                                      ====================   ====================


       The valuation allowance for deferred tax assets as of October 1, 1996 was $19,429. The net change in total valuation allowance for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997 was an increase of $67,731, $61,787, $14,490 and $34,051, respectively.


                                      F-29                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


       The Company has non-capital losses for income tax purposes of approximately $60,826 available to reduce Canadian taxable income of future years, expiring as follows:

      2001............................................................................    $             1,574
      2002............................................................................                  1,877
      2003............................................................................                  3,079
      2004............................................................................                  2,909
      2005............................................................................                 23,755
      2006............................................................................                 27,632
                                                                                             --------------------

                                                                                          $            60,826
                                                                                             ====================

       Based on a history of recurring losses, it is questionable whether the Company will be allowed to utilize these Canadian losses if the tax authority determines that the Company has no reasonable expectation of profit. As of December 31, 1999, the Company also has a Canadian net capital loss carryforward of $280. Net capital losses can be carried forward indefinitely but can only be utilized to offset taxable capital gain.

       The Company has net operating losses for income tax purposes of approximately $264,506 available to reduce United States taxable income of future years, expiring as follows:

      2006............................................................................    $               405
      2007............................................................................                    537
      2008............................................................................                  2,800
      2009............................................................................                  5,020
      2010............................................................................                 36,922
      2011............................................................................                 64,283
      2017............................................................................                 36,601
      2018............................................................................                 61,039
      2019............................................................................                 56,899
                                                                                             --------------------

                                                                                          $           264,506
                                                                                             ====================

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



                                      F-30                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


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


                                                                                     DECEMBER 31,
                                                                      -------------------------------------------
                                                                             1999                   1998
                                                                      --------------------   --------------------

      Network facilities and equipment.........................    $            38,608    $            33,540
      Less accumulated amortization............................                (15,864)                (9,307)
                                                                      --------------------   --------------------

                                                                   $            22,744    $            24,233
                                                                      ====================   ====================

       Amortization of assets held under capital leases is included with depreciation expense.

       The Company also has noncancelable operating leases, primarily for facilities, which expire over the next five years. Rental expense under operating leases was $7,582, $6,281, $1,114 and $3,385 for the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and for the year ended September 30, 1997, respectively.


                                      F-31                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


       Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are:


                                                                            CAPITAL               OPERATING
                                                                            LEASES                 LEASES
                                                                      --------------------   --------------------
      Year ending December 31:
          2000.................................................    $             9,202       $          6,942
          2001.................................................                  5,333                  6,147
          2002.................................................                  3,672                  5,814
          2003.................................................                  3,431                  5,423
          2004.................................................                  3,320                  4,583
          Thereafter...........................................                 14,064                  9,243
                                                                      --------------------   --------------------

                    Total minimum lease payments...............                 39,022       $         38,152
                                                                                             ====================

      Less amount representing interest (at rates
          ranging from 9% to 17%)..............................                 15,516
                                                                      --------------------

                    Net minimum lease payments.................                 23,506

      Current portion of capital leases obligations............                  6,693
                                                                      --------------------

                    Capital lease obligations,
                      less current portion.....................    $            16,813
                                                                      ====================


 (10)    COMMITMENTS AND CONTINGENCIES

       (a)        PENSION AND PROFIT SHARING PLANS

              The Company has a defined contribution 401(k) plan (the Plan). Employees are eligible to participate in the Plan upon commencement of service. Participants may defer up to 15% of eligible compensation. In October 1999, the Company amended the Plan to provide matching contributions of 50% on the first 6% of employee deferrals. The matching contributions vest over five years. Company contributions were $272 for the year ended December 31, 1999.

       (b)        EMPLOYMENT AGREEMENTS

              The Company has entered into employment agreements with key members of management. These agreements provide for certain payments in the event of death, disability and change of control. The agreements also contain covenants not to compete.

       (c)        CONSTRUCTION CONTRACTS

              The Company is party to various construction contracts arising in the ordinary course of business.



                                      F-32                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


(11)     LEGAL PROCEEDINGS

       (a)        GLOBAL AND CURRENT AND FORMER OFFICERS AND DIRECTORS

              On October 20, 1998, the Company and GST Telecom, filed a Complaint in the Superior Court of California, County of Santa Clara, against Global and six former GST officers and directors (the Defendants). The Complaint included claims for fraud, negligent misrepresentation, unjust enrichment, and unfair competition primarily related to the alleged misappropriation of a Mexican business opportunity. The Complaint sought an accounting, a constructive trust, and restitution of GST's interest in the opportunity and also sought unspecified exemplary and punitive damages and attorneys' fees.

              On January 27, 1999, Global and GST Mextel, Inc. (Mextel) filed a Complaint in the Supreme Court of British Columbia, against GST and GST Telecom. The Complaint, which arose from the same matters for which GST and GST Telecom filed its complaint against Global, et al., in the Superior Court of California, included claims for declaratory and injunctive relief and unspecified general and special damages.

              On January 28, 1999, five former GST officers or directors filed a Complaint in the Supreme Court of British Columbia against the Company, GST Telecom and four current GST directors. The Complaint, which arose from the same matters for which GST and GST Telecom filed its complaint against Global, et al., in the Superior Court of California, included claims for oppression and declaratory relief, and seeks unspecified actual and punitive damages, cost, and attorneys' fees.

              On September 16, 1999, the Company received $30,000 in cash from Global and others in connection with the settlement of various lawsuits, including the above lawsuits between GST, Global, Mextel and three of the former directors. Pursuant to the settlement, all claims against these parties have been dismissed with the exception of the claim discussed in 11(d) below. The Company claims against the non-settling parties are unaffected by this settlement.

       (b)        FORMER DIRECTOR AND COUNSEL

              On December 16, 1998, GST, GST USA, Inc. (GST USA) and GST Telecom filed a Complaint in the Unites States District Court, Southern District of New York, against a former director and a law firm which previously represented the Company as general counsel. The Complaint includes claims for professional negligence, breach of fiduciary duty, and breach of contract, and seeks compensatory damages and attorneys' fees.

              On February 12, 1999, the former director filed his Answer to the Complaint. The law firm filed its Answer and Counterclaims to the Complaint on February 17, 1999. The law firm counterclaimed against GST, GST USA and GST Telecom for breach of contract, unjust enrichment, quantum meruit, and "account stated," based on invoices submitted to GST of approximately $250.


                                      F-33                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)

              On March 10, 2000, the parties entered into a settlement of the Complaint and certain of the proceedings described in 11(a) and (c). The settlement is subject to the execution of a final agreement and payment by the law firm.



                                      F-34                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)

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

              On February 23, 1999, the Company answered by denying all liability and filed counterclaims against the former Chairman and Chief Executive Officer, Global and five other former officers and directors for liability with respect to the matters leading to the termination of the former Chairman and Chief Executive Officer's employment. In particular, GST seeks recovery under Washington law for matters described in note 11(a), above, as well as for breaches committed with respect to the wrongful use of GST funds for the purchase of telecommunications licenses. The matter is currently in discovery.

        (d)       FORMER TREASURER AND FORMER DIRECTORS

              On February 9, 1999, the Company filed a Complaint in the Superior Court for the State of Washington, Clark County, against the former treasurer of the Company. The Complaint is based on alleged misconduct and includes claims for fraud, breach of fiduciary duty, unjust enrichment, and unfair business practices, and seeks an accounting, imposition of a constructive trust, compensatory damages, costs of suit, attorneys' fees, and treble damages. In particular, the Complaint seeks relief based on misuse of insider information in the purchase of stock, wrongful disbursements to third parties, and involvement in a fraudulent release of stock from escrow. This claim has been consolidated with the claim against the Former Chairman and Chief Executive Officer described in note 11(c), above.

              On June 4, 1999, the Company filed a Complaint in the Supreme Court of British Columbia, against three former directors and the former treasurer seeking a constructive trust over the proceeds of 750,000 common shares of GST which the Company believes was wrongfully removed from an escrow account. The defendants have denied liability. The matter is currently in discovery.


                                      F-35                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


       (e)        CLASS ACTION SECURITIES LAWSUITS

              On October 21, 1999, the first of several class action lawsuits was filed in the United States District Court for the Western District of Washington against GST, certain former officers and directors and in one lawsuit against Global Light Telecommunications, Inc. No current director or officer of GST is named as a defendant. The Complaint claims that the Company and the other defendants committed securities fraud by failing to make disclosures concerning a transaction with Global regarding the Company's joint venture in Bestel, S.A. de C.V., the owner of a 2,270 kilometer fiber optic telecommunications network in Mexico, that is the subject of 11(a) discussed above. The Complaints do not specify the amount of damages sought. A single consolidated complaint was filed by the plaintiffs on March 14, 2000. The Company denies liability, and will vigorously dispute the allegations of the Complaint.

       (f)        FORMER EMPLOYEE OF MAGNACOM

              In February 1999, a former employee of Magnacom Wireless, LLC filed suit in Oregon state court against the Company. It has subsequently been transferred to federal court. The suit claims that the Company should be liable for Magnacom's obligations on the basis that the Company was involved in many functions of Magnacom. The Company has denied liability and the matter is currently in discovery.


              Pursuant to the guidance set forth in SFAS 5, ACCOUNTING FOR CONTINGENCIES, the Company has accrued loss provisions related to certain of the legal proceedings detailed above. In the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

              The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

 (12)    RELATED PARTY TRANSACTIONS

       (a)        MAGNACOM WIRELESS, LLC (MAGNACOM)

              In 1996, the Company and Magnacom, a company which was controlled by the Company's former Chairman and Chief Executive Officer, entered into a reseller agreement pursuant to which (i) the Company was to become a reseller of PCS services in markets in which Magnacom had obtained FCC licenses, and (ii) Magnacom was to use the Company to provide switched local and long distance services in markets where the Company had operational networks. Pursuant to such agreement, the Company paid Magnacom $-0-, $200, $-0- and $8,403 during the years ended December 31, 1999 and 1998, the three-months ended December 31, 1997 and the year ended September 30, 1997, respectively. In addition, the Company made operating advances to Magnacom of $-0-, $925, $91 and $52 during the years ended December 31, 1999 and 1998, the three-months ended December 31, 1997 and the year ended September 30, 1997, respectively.

              In October 1998, Magnacom filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, the Company wrote-off all amounts previously paid to Magnacom in the third quarter of 1998. The total write-off of approximately $15,668 is included in special charges in the accompanying consolidated statement of operations for the years ending December 31, 1998.




                                      F-36                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)

              The transactions with Magnacom form the basis for certain of the legal proceedings described in notes 11(b), 11(c) and 11(d), and 11(f).



                                      F-37                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


       (b)        PACWEST NETWORK, INC. (PNI)

              The operations of the Company's Hawaiian microware network require the use of radio licenses from the FCC. Such licenses are owned by PNI, a company controlled by the Company's former Chairman and the former treasurer. Under agreements between the Company and PNI,
              (1) the Company pays a monthly fee to PNI to utilize PNI's licenses for its communications traffic and (2) PNI pays an equal monthly fee to the Company for the right to utilize the Company's facilities for other communications traffic using up to 10% of PNI's license capacity.

       (c)        GLOBAL

              In a series of transactions during the third and fourth quarters of 1996, the Company acquired 3,600,000 shares of Canadian Programming Concepts, Inc. (CPC), a Canadian corporation which is publicly traded on the Vancouver Stock Exchange, for consideration of $3,659. CPC's name was subsequently changed to Global. The Company's shares constitute approximately 14% of Global's total outstanding shares at December 31, 1999. As noted in note 11(a), the Company has reached a settlement of the litigation with Global, and as described in note 16, has disposed of its shares in Global.

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

              Pursuant to the Tomen agreements, Tomen has purchased 1,586,595 shares of common stock for total cash consideration of $10,400.

       (e)        OTHER

              The Company paid approximately $0, $1,929, $104, and $2,066 in legal fees during the years ended December 31, 1999 and 1998, the three-month period ended December 31, 1997 and the year ended September 30, 1997, respectively, to a firm having a member who was also a director of the Company.

              The Company paid approximately $264 in compensation, in addition to director fees, for the year ended December 31, 1999 to the Company's non-employee Chairman of the Board.

              Prior to June 1997, the Company's former Chairman and Chief Executive Officer served as a paid consultant to Tomen. Additionally, Pacwest Network LLC received a fee equal to 1% of the aggregate debt and equity financing provided by Tomen to the Company through October 1997. Such fees incurred by the Company totaled $437 during the year ended September 30, 1997.



                                      F-38                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


(13)     SEGMENTS

       The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. As an integrated communications provider, the Company has one reportable operating segment. While the Company's chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over common network and facilities. This allows the Company to leverage its network costs in an effort to maximize return. As a result, there are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision-maker does, however, monitor revenue streams at a more detailed level than those depicted in the Company's historical general purpose financial statements. The following table presents revenues by service type:


                                                                               THREE-MONTH
                                            YEARS ENDED DECEMBER 31,           PERIOD ENDED           YEAR ENDED
                                       ----------------------------------       DECEMBER 31,         SEPTEMBER 30,
                                            1999               1998                1997                  1997
                                       ---------------    ---------------    -----------------    -------------------

      Local service............     $        93,620    $        48,859    $           7,034    $          16,993
      Long distance
          services.............              65,590             65,701               12,609               44,981
      Data services............              19,843              8,770                1,100                2,000
      Internet services........               9,601              8,404                1,013                3,006
      Longhaul services........              11,603             14,673                3,395               12,057
      Product..................               4,089              4,708                8,706               23,374
      Other....................               2,429              3,376                  913                3,556
      Construction and facility
          sales................             115,147              8,826                1,488
                                                                                                        --
                                       ---------------    ---------------    -----------------    -------------------

            Total revenues......     $      321,922    $       163,317    $          36,258    $         105,967
                                       ===============    ===============    =================    ===================

       Substantially all of the Company's revenue is attributable to customers in the United States. Additionally, all significant operating assets are located within the United States.



                                      F-39                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


(14)     SPECIAL CHARGES

       There were no special charges for the year ended December 31, 1999. Special charges for the year ended December 31, 1998 consist of the following:

      Write-off of amounts paid to Magnacom pursuant
          to a reseller agreement....................................................     $            14,600
      Write-off of operating advances paid to Magnacom...............................                   1,068
      Write-off of costs related to abandoned projects...............................                   9,918
      Impairment of assets...........................................................                   3,881
                                                                                             --------------------

                    Non-cash special charges.........................................                  29,467

      Accrual of severance-related costs.............................................                   1,113
                                                                                             --------------------

                    Total special charges............................................     $            30,580
                                                                                             ====================

       In 1998, the Company changed its strategic direction to focus on its core, domestic business. In conjunction with the change, management identified certain in-process network construction projects no longer considered compatible due to geographic location or technology changes. The write-off totaled $9,918 and represented the entire amount of the costs related to these in-process projects, including the costs of fiber optic networks and electronic equipment. These assets had never been placed in service and, as such, were not an integral part of the Company's ongoing operations. While the historical cost of these assets has been written-off of the accompanying consolidated balance sheets, the Company holds these assets for disposal.

       In conjunction with the change in strategic direction, management halted further development of and investment in shared tenant services. The decision resulted in an impairment charge of $2,728 for property, plant and equipment, and $1,153 for customer lists associated with such services. At December 31, 1998, the Company held its shared tenant services assets for sale and sold approximately 80% of such assets in 1999 for $207. The impairment loss was measured as the amount by which the carrying amount of these assets exceeded the estimated fair value of the assets, which was determined based on current market prices for similar assets. The loss reserve was recorded by increasing accumulated depreciation for the property, plant and equipment, and accumulated amortization for the customer lists. The amount of the write-off of customer lists represents the remaining unamortized balance of such lists, which were related to the 1996 acquisition of Tri-Star Residential Communications, Inc. (Tri-Star) a shared-tenant service provider. No goodwill had been recorded in conjunction with the acquisition of Tri-Star.




                                      F-40                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


       In the fourth quarter of 1998, management consummated a plan to involuntarily terminate approximately 40 employees, including former members of management, and to pay termination benefits to such employees. The employees worked in a variety of functions and operations throughout the Company. The termination of those employees did not have a material impact on the Company's business functions. At December 31, 1998, the Company had accrued $1,113 in severance-related costs. The majority of these costs relate to the termination plan and all but $315 were paid out in 1999. The following table details 1999 activity related to the severance accrual:

      Accrual at December 31, 1998...................................................     $             1,113

      Payments.......................................................................                    (737)
      Adjustments....................................................................                     (61)
                                                                                             --------------------

      Accrual at December 31, 1999...................................................     $               315
                                                                                             ====================


       See footnote 12 for a discussion of the amounts paid to Magnacom.

       Special charges for the year ended September 30, 1997 relate to a $7,445 non-cash compensation charge incurred when 750,000 common shares were released from escrow to former members of management. This transaction is part of the litigation described in note 11(d).




                                      F-41                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)


(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts and notes receivable, investments, accounts payable and accrued expenses approximate fair values due to the short-term maturities of those instruments. The carrying amounts for current and non-current restricted investments approximate fair value due to the composition of such investments and the related maturities. The carrying amount of unrestricted investments is based upon fair value as determined by quoted market prices.

       The following table details the carrying amounts and estimated fair values of long-term debt and redeemable preference shares at December 31, 1999 (the financial instruments for which carrying value and estimated fair value differ at December 31, 1999 and 1998):



                                                                       DECEMBER 31, 1999           DECEMBER 31, 1998
                                                                   -------------------------   ------------------------
                                                                   CARRYING         FAIR        CARRYING       FAIR
                                                                    AMOUNT          VALUE        AMOUNT        VALUE
                                                                  ----------     ----------    ----------    ----------
      Long-term debt:
          Senior Secured Notes, 13.25%.........................    $  265,000    $  262,350    $ 265,000     $ 273,933
          Senior Secured Discount Notes, 10.5%.................       355,587       242,500      320,997       239,555
          Senior Discount Notes, 13.875%.......................       274,800       228,087      240,304       228,415
          Convertible Senior Subordinated
            Discount Notes, 13.875%............................        33,295        27,635       29,884        28,406
          Senior Subordinated Accrual
            Notes, 12.75%......................................       144,000       136,800      144,000       133,920
      Redeemable preference shares, 11.875%....................        69,688        70,675       61,741        54,950

       The fair value of publicly traded long-term debt is estimated based on quoted market prices. For substantially all other long-term obligations, carrying amounts approximate fair values as incremental borrowings available to the Company are at similar rates and terms. The fair value of redeemable preference shares is estimated based upon rates available to the Company for redeemable preferred equity with similar maturities and features.

       Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly impact the estimates.



                                      F-42                           (Continued)

                          GST TELECOMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

               (In thousands, except per share and share amounts)

(16)     SUBSEQUENT EVENTS

       On January 25, 2000, the President and Chief Executive Officer of the Company resigned. The Company has appointed the Chief Operating Officer as Acting Chief Executive Officer until a permanent appointment is made.

       In a series of transactions in February 2000, the Company sold its investment in Global described in note 1 for $56,534 in cash, resulting in a realized gain of the same amount.