Form 10-Q
period 2000-03-31
GST TELECOMMUNICATIONS INC
filed 2000-06-07
CIK 911522

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from          to
                               --------

                         Commission file number 1-12866
                                                -------
                          GST TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

               Canada                                            Not Applicable
 ---------------------------------                            ------------------
   (State or Other Jurisdiction                     (IRS Employer Identification
 of Incorporation or Organization)                Number)

    4001 Main Street, Vancouver, WA                                        98663
----------------------------------------                              ----------
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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes  X     No
                                                                ---      ----
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 17, 2000 there were outstanding 39,962,283 Common Shares, without par value, of the Registrant.

                          GST TELECOMMUNICATIONS, INC.

                                      INDEX

                                                                                                                   PAGE(s)
                                                                                                                  --------
                         PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:
            Condensed Consolidated Balance Sheets - March 31,
            2000 and December 31, 1999                                                                                 2

            Condensed Consolidated Statements of Operations
            - Three Months Ended March 31, 2000 and
            1999                                                                                                       3

            Condensed Consolidated Statements of Cash Flows
            - Three Months Ended March 31, 2000 and 1999                                                               4

            Notes to Condensed Consolidated Financial
            Statements                                                                                                 5-7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                                                        7-12

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                13


                           PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                                         14

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                                          14

SIGNATURES                                                                                                            15

                          GST Telecommunications, Inc.
                      Condensed Consolidated Balance Sheets

                                 (In thousands)
                                   (Unaudited)

ASSETS                                                              MARCH 31, 2000         DECEMBER 31, 1999  (1)
                                                                 -------------------      -------------------
Current assets:
  Cash and cash equivalents                                       $         42,398         $         42,983
  Restricted investments                                                    17,615                   19,828
  Accounts receivable, net                                                  41,141                   45,244
  Construction contracts receivable                                         30,704                   26,823
  Investments                                                                  910                   44,596
  Prepaid and other current assets                                          11,426                    8,562
                                                                   -----------------        -----------------

            Total current assets                                           144,194                  188,036
                                                                   -----------------        -----------------

Restricted investments                                                       3,412                    9,848

Property and equipment                                                     978,440                  944,410
  less accumulated depreciation                                          (129,732)                (112,363)
                                                                   -----------------        -----------------
                                                                           848,708                  832,047

Other assets                                                               129,310                  139,262
  less accumulated amortization                                           (53,176)                 (56,564)
                                                                   -----------------        -----------------
                                                                            76,134                   82,698
                                                                   -----------------        -----------------

            Total assets                                          $      1,072,448         $      1,112,629
                                                                   =================        =================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                $         17,304         $         30,579
  Accrued expenses                                                          55,036                   49,759
  Deferred revenue                                                           9,864                   10,066
  Current portion of capital lease obligations                               6,826                    6,693
  Current portion of long-term debt                                         18,215                   17,466
                                                                   -----------------        -----------------

            Total current liabilities                                      107,245                  114,563
                                                                   -----------------        -----------------

Long-term interest payable                                                  49,006                   43,134
Capital lease obligations, less current portion                             14,241                   16,813
Long-term debt, less current portion                                     1,154,349                1,151,778
Other liabilities                                                           18,754                      ---

Commitments, contingencies and subsequent events

Redeemable preference shares                                                69,688                   69,688

Shareholders' deficit:
  Common shares                                                            252,141                  238,626
  Accumulated deficit                                                    (592,976)                (566,523)
  Accumulated other comprehensive income                                       ---                   44,550
                                                                   -----------------        -----------------

                                                                         (340,835)                (283,347)
                                                                   -----------------        -----------------

            Total liabilities and shareholders' deficit           $      1,072,448         $      1,112,629
                                                                   =================        =================


(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1999.

See accompanying notes to condensed consolidated financial statements.

                          GST Telecommunications, Inc.
                Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                            -----------------------------------------
                                                                                  2000                   1999
                                                                            ------------------     ------------------
Revenues:
     Telecommunications and other services                               $             54,454   $             48,724
     Construction, facility sales and other                                             9,012                 10,769
     Product                                                                              205                  1,082
                                                                            ------------------     ------------------

            Total revenues                                                             63,671                 60,575
                                                                            ------------------     ------------------

Operating costs and expenses:
     Network expenses                                                                  34,271                 31,699
     Facilities administration and maintenance                                          5,776                  5,135
     Cost of construction revenues                                                      6,055                  5,838
     Cost of product revenues                                                             305                    695
     Selling, general and administrative                                               35,633                 27,973
     Depreciation and amortization                                                     21,867                 16,978
                                                                            ------------------     ------------------

            Total operating costs and expenses                                        103,907                 88,318
                                                                            ------------------     ------------------

            Loss from operations                                                     (40,236)               (27,743)
                                                                            ------------------     ------------------

Other expenses (income):
    Interest income                                                                     (915)                (3,861)
    Interest expense, net of amounts capitalized                                       32,734                 28,260
    Gain on sale of investment, net                                                  (42,349)                    ---
    Other                                                                             (3,253)                    199
                                                                            ------------------     ------------------

                                                                                     (13,783)                 24,598
                                                                            ------------------     ------------------


            Loss before income taxes                                                 (26,453)               (52,341)
                                                                            ------------------     ------------------

Income tax expense                                                                        ---                    ---
                                                                            ------------------     ------------------

            Net loss                                                     $           (26,453)   $           (52,341)
                                                                            ==================     ==================

            Net loss per share, basic and diluted                        $             (0.70)   $             (1.44)
                                                                            ==================     ==================

            Weighted average shares outstanding                                    38,024,267             36,461,055
                                                                            ==================     ==================

See accompanying notes to condensed consolidated financial statements.

                          GST Telecommunications, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                         THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                      ---------------------------------------------------
                                                                              2000                         1999
                                                                      ---------------------       -----------------------
Operations:
     Net loss                                                         $         (26,453)            $         (52,341)
     Adjustments to reconcile net loss to net cash used
         in operations:
            Depreciation and amortization                                         21,342                        18,398
            Accretion and accrual of interest                                     21,730                        17,983
            Non-cash stock compensation and other expense                            224                           156
            (Gain) loss on disposal of assets                                    (1,275)                           359
            Gain on sale of investments                                         (42,349)                           ---
            Changes in non-cash operating working capital:
                 Accounts receivable, net                                          3,690                       (6,102)
                 Construction contracts receivable                               (3,881)                           ---
                 Prepaid, other current and other assets, net                      (600)                       (8,121)
                 Accounts payable and accrued liabilities                          5,635                         4,912
                 Deferred revenue                                                   (34)                         1,834
                 Deferred revenue from construction contracts                      4,569                           ---
                                                                        -----------------            ------------------
                        Cash used in operations                                 (17,402)                      (22,922)
                                                                        -----------------            ------------------

Investments:
     Proceeds from sale of investments                                            56,580                           ---
     Purchase of property and equipment                                         (47,431)                      (76,779)
     Proceeds from sale of assets                                                  5,966                           ---
     Purchase of other assets                                                        240                         (139)
     Change in investments restricted for the
          purchase of property and equipment                                       6,436                        61,897
                                                                        -----------------            ------------------
                        Cash provided by (used in)
                          investing activities                                    21,791                      (15,021)
                                                                        -----------------            ------------------

Financing:
     Proceeds from long-term debt                                                  1,309                           316
     Principal payments on long-term debt and capital leases                     (6,275)                       (2,715)
     Issuance of common shares, net of issuance costs                                265                         5,092
     Change in investments restricted to finance interest
         payments                                                                  (273)                         (785)
                                                                        -----------------            ------------------
                        Cash provided by (used in)
                          financing activities                                   (4,974)                         1,908
                                                                        -----------------            ------------------

                        Decrease in cash and cash
                             equivalents                                           (585)                      (36,035)

Cash and cash equivalents, beginning of period                                    42,983                        86,070
                                                                        -----------------            ------------------

Cash and cash equivalents, end of period                              $           42,398            $           50,035
                                                                        =================            ==================


See accompanying notes to condensed consolidated financial statements.

                          GST TELECOMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.     BANKRUPTCY PROCEEDINGS AND LETTER OF INTENT

       On May 17, 2000, GST Telecommunications, Inc. ("GST" or the "Company") and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. The Company and its subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

       On May 17, 2000, the Debtors also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

     Under these proceedings, substantially all liabilities, litgation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the court.

     On May 16, 2000, we signed a letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of the Company's assets for $450 million in cash. This sale is subject to approval of the court, the execution and delivery of a definitive purchase agreement, satisfactory completion of due diligence, state and federal regulatory approval and other customary terms and conditions. If such a sale is consummated, it is highly unlikely that the current equity security holders of the Company would receive any distribution upon the subsequent liquidation of the Company and the interest of both secured and unsecured creditors may be substantially impaired.

2.     BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 1999 as included in the Company's annual report on Form 10-K.

3.     BASIC AND DILUTED NET LOSS PER SHARE

       For the three months ended March 31, 2000 and 1999, common stock equivalents were antidilutive and were not included in diluted weighted average shares outstanding. If the Company had reported net income for the periods presented, the weighted average number of common equivalent shares used to determine diluted net loss per share would have increased by 10,500,700 and 13,052,066 for the three months ended March 31, 2000 and 1999, respectively.

4.     SHAREHOLDERS' EQUITY

    Shares issued and outstanding are as follows:

                                                     MARCH 31,                    DECEMBER 31,
                                                       2000                           1999
                                          ----------------------------      ------------------------
      Common shares, no par value                       39,494,174                     37,734,507

                          GST TELECOMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.     ACCUMULATED OTHER COMPREHENSIVE INCOME

       The Company accounts for comprehensive income under Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The change in the Company's accumulated other comprehensive income is as follows:

                                                 March 31,  December 31,
                                                   2000        2000
                                                 ---------  ------------
        Balance, beginning of period              $44,550     $36,675

        Change in unrealized gain on available-
         for-sale investment sold during the
         period                                   (44,550)      7,875
                                                  -------     -------
        Balance, end of period                    $    --     $44,550
                                                  =======     =======

6.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                               ----------------------------------------
                                                                      2000                 1999
                                                               -------------------    -----------------
Supplemental disclosure of cash flow information:
     Cash paid for interest                                      $        2,731       $      3,538
     Cash paid for income taxes                                             ---                ---

Supplemental schedule of non-cash investing and
     financing activities:
           Disposition of subsidiary:
            Assets                                                       (4,182)               ---
            Liabilities                                                    (266)               ---
   Amounts in accounts payable and accrued
            liabilities for the purchase of fixed assets at
            end of period                                                15,345             20,027
          Assets acquired through capital leases                            820              3,289
          Conversion of debt to equity                                   13,026                ---

7.     CAPITALIZATION OF INTEREST

       The Company capitalized interest of $5,700 and $7,600 as a part of property and equipment for the three months ended March 31, 2000 and 1999, respectively.

8.     ACCRUED SEVERANCE

       In the fourth quarter of 1998, the Company accrued $1,113 in severance-related costs. The balance of the accrual at March 31, 2000 is for one employee and is included in accrued expenses on the accompanying condensed consolidated financial statements. The following table details activity related to the severance accrual.

                        Accrual at December 31, 1998                                            $1,113

                        Payments                                                                  (737)
                        Adjustments                                                                (61)

                                                                                                 -------
                        Accrual at March 31, 2000                                                  $315
                                                                                                 =======

9.     SALE OF GLOBAL INVESTMENT

       In a series of transactions during the three months ended March 31, 2000, the Company sold its investment in Global Light Telecommunications, Inc. (Global) The Company was accounting for the investment as available-for-sale under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The after tax net gain as a result of the transactions was $42,349.

10.    DEBT SERVICE REQUIREMENTS

       At March 31, 2000, the Company had $1,193,631 of indebtedness outstanding along with $69,688 of manditorily redeemable preference shares. As a result of filing for protection under bankruptcy law, the Company is not permitted to make any payments of the debt service requirements. All of these obligations are subject to discharge in bankruptcy upon the completion of all proceedings.

11.    IMPAIRMENT OF ASSETS

       Due to the event described in Note 1 and the potential disposition of substantially all of the Company's assets, the Company is considering if an impairment of assets has occurred during the three months ended June 30, 2000 under SFAS No. 121 "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be disposed of." If it is determined that an impairment has occurred, the Company believes that it will have a material effect on that period's condensed consolidated financial statements.


12. ADOPTION OF NEW ACCOUNTING STANDARD

       In June 1999, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." (FIN 43) The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, conduit is considered integral equipment and dark fiber will likely be considered integral equipment. Accordingly, title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. For contracts entered into after June 30, 1999, sales-type lease accounting will no longer be appropriate for conduit and dark fiber leases and, therefore, these transactions will be accounted for as operating leases unless title transfers to the lessee.

       In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation clarifies the application of Opinion No. 25 for certain issues: a) the definition of employee for purposes of applying Opinion No. 25, b), the criteria for determining whether a plan qualifies as a noncompensatory plan, c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this interpretation is effective July 1, 2000. We do not expect the adoption of this interpretation to have a material effect on our financial position or results of operations.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

       This Quarterly Report contains "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements included in this Quarterly Report, other than statements of historical facts, are forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management.

       Certain statements contained in this Quarterly Report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

       - the uncertainty of our future as a result of filing for protection under bankruptcy law;

       -      the significant amount of our indebtedness;

       -      our limited operating history and expectation of operating losses;

       - the availability and terms of the significant additional capital required to fund our expansion;

       - the extensive competition we expect to face in each of our markets;

       - our dependence on sophisticated information and processing systems;

       -      our ability to manage growth;

       - our ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions;

       -      technological change; and

       - changes in, or the failure to comply with, existing government regulations.

       All forward-looking statements speak only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Quarterly Report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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

       The chief decision-maker does, however, monitor revenue streams consolidated at a more detailed level than those depicted in our historical general purpose financial statements. The following table presents revenues by service type (in thousands):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                      ----------------------------------------------
                                                             2000                      1999
                                                      --------------------      --------------------
          Local service.....................      $             20,204      $             18,990
          Long distance
               services.....................                    14,188                    17,674
          Data services.....................                     6,689                     4,331
          Internet services.................                     1,239                     2,514
          Long-haul services................                    11,725                     4,231
          Product...........................                       205                     1,075
          Other.............................                       409                       991
          Construction and
               facility sales...............                     9,012                    10,769
                                                      --------------------      --------------------

                  Total revenues............      $             63,671      $             60,575
                                                      ====================      ====================

RECENT DEVELOPMENTS

       On May 17, 2000, GST and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. GST and its subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

       On May 17, 2000, the Debtors also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

       Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the court.

       We have obtained a commitment letter which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50 million in cash and the potential for up to an additional $75 million in cash. This debtor-in-possession financing is subject to certain restrictions and is also contingent on court approval. On May 26, 2000, the Bankrupty Court entered an order approving the initial $30 million of this financing.

       Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on our business, or on the interests of creditors and shareholders. However, management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization or liquidation of GST and its subsidiaries.

       On May 16, 2000, we signed a letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of our assets for $450 million in cash. This sale is subject to approval of the court, the execution and delivery of a definitive purchase agreement, satisfactory completion of due diligence, state and federal regulatory approval and other customary terms and conditions. If such a sale is consummated, it is highly unlikely that the current equity security holders of GST would receive any distribution upon the subsequent liquidation of GST and the interest of both secured and unsecured creditors may be substantially impaired.

RESULTS OF OPERATIONS

       Revenues. Total revenues for the three months ended March 31, 2000 increased $3.1 million, or 5.1%, to $63.7 million from $60.6 million for the three months ended March 31, 1999.

       Telecommunications and other services revenues for the three months ended March 31, 2000 increased $5.7 million, or 11.8%, to $54.5 million from $48.7 million for the three months ended March 31, 1999. The increase in telecommunications and other services revenues resulted from increased local, data and long-haul services. We bundle these products to provide better access and services to our customers. Excluding divested properties,telecommunications and other services revenues for the three months ended March 31, 2000 increased $9.9 million over the three months ended March 31, 1999. Reciprocal compensation, which we recognize based on interconnection agreements and other agreements with ILECs, totaled $4.2 million for the three months ended March
31, 2000 compared to $.7 million for the three months ended March 31, 1999.

       Construction, facility sales and other revenue for the three months ended March 31, 2000 decreased $1.8 million, to $9.0 million from $10.8 million for the three months ended March 31, 1999. The decrease in construction, facility sales and other revenue was attributable to a reduction in segment completions on several agreements to sell, construct or lease conduit and fiber to other carriers. Management estimates that construction revenue will continue to decline over the remaining quarters in 2000 and beyond due to construction delays and to the implementation of FIN 43. As noted in footnote 12 of
Item 1, under FIN 43, sales-type lease treatment will no longer be appropriate for conduit and dark fiber leases entered into after June 30, 1999. Our construction revenue for the three months ended March 31, 2000 was not affected by the application of FIN 43. Our construction revenue for future quarters will be affected due to the signing of a conduit lease in January 2000, which has not yet been completed to date. If FIN 43 had been applied retroactively to contracts already consummated prior to June 30, 1999, the Company would have recorded operating lease revenue of approximately $.7 million and $0 for the three months ended March 31, 2000 and 1999 respectively, instead of the amounts recorded as construction, facility sales & other revenue in those respective periods.

       Product revenue for the three months ended March 31, 2000 decreased $.9 million, or 81.1%, to $.2 million from $1.1 million in the three months ended March 31, 1999. The decrease in product revenue was due to the divestitures of Texas-based Action Telecom's (Action Telecom) product sales division relating to long distance interconnection equipment in October 1999, and Action Telecom's product sales division relating to network analysis management systems in March 2000.

       Operating Expenses. Total operating expenses for the three months ended March 31, 2000 increased $15.6 million, or 17.7%, to $103.9 million from $88.3 million for the three months ended March 31, 1999.

       Network expenses, which include direct local and long distance circuit costs, increased $2.6 million, or 8.1%, to $34.3 million, or 62.9% of telecommunications services revenues for the three months ended March 31, 2000 compared to $31.7 million, or 65.1% of telecommunications services revenues for the three months ended March 31, 1999. The decrease in network expenses as a percentage of revenues resulted from an increase in revenues for traffic carried on our network as a percentage of total telecommunications services revenues.

       Facilities administration and maintenance expenses for the three months ended March 31, 2000 increased $.6 million, or 12.5%, to $5.8 million, or 10.6% of telecommunications services revenues compared to $5.1 million, or 10.5% of telecommunications services revenues for the three months ended March 31, 1999.

       Cost of construction revenues for the three months ended March 31, 2000 was $6.1 million, an increase of $.2 million over the three months ended March 31, 1999. The decrease was caused by the decrease in construction, facility sales and other revenue.

       Cost of product revenues for the three months ended March 31, 2000 decreased $.4 million, or 56.1%, to $.3 million from $.7 million for March 31, 1999. For the three months ended March 31, 2000, cost of product revenues was 148.8% of product revenues compared to 64.2% for the three months ended March 31, 1999.

       Selling, general and administrative expenses for the three months ended March 31, 2000 increased $7.6 million, or 27.4%, to $35.6 million from $28.0 million for the three months ended March 31, 1999. The increase is primarily due to: (1) increased bonuses related to our Variable Incentive Plan; (2) increased severance related to a reduction in force; and (3) increased consulting costs related to a proposed change in strategy and executive recruitment for our new Chief Financial Officer and our search for a new Chief Executive Officer. In addition we have had increased litigation costs relating to ongoing legal matters. As a percentage of total revenues, selling, general and administrative expenses for the three months ended March 31, 2000 were 56.0%, compared to 46.2% for the three months ended March 31, 1999.

       Depreciation and amortization for the three months ended March 31, 2000 increased $4.9 million, or 28.8%, to $21.9 million from $17.0 million for the three months ended March 31, 1999. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of tangible assets related to our acquisitions. Depreciation and amortization expense was 34.3% of total revenues for the three months ended March 31, 2000 compared to 28.0% for the three months ended March 31, 1999.

       Other Expenses/Income. For the three months ended March 31, 2000, we recorded net other income of $13.8 million, compared to net other expense of $24.6 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, net other income includes a $42.3 million net gain after tax resulting from the sale of 3.6 million shares of common stock in Global Light Telecommunications, Inc. (the "Global Sale").

Excluding such gain, net other expense would have increased $4.0 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, primarily as a result of increased interest expense.

       Net Loss. Net loss for the three months ended March 31, 2000 decreased $25.6 million, or 49.5%, to $26.5 million from $52.3 million for the three months ended March 31, 1999. Excluding the $42.3 million net gain on the Global Sale, net loss would have been $68.8 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

       We have incurred significant operating and net losses as a result of the development and operation of our networks. We expect that our operating losses will continue as we operate as a debtor-in-possession as a result of our Chapter 11 bankruptcy filing described in "Recent Developments." Cash provided by our operations will not be sufficient to fund the continuation of daily operations of the business during bankruptcy.

       At March 31, 2000, we had approximately $1,193.6 million of indebtedness outstanding and $69.7 million of 11.875% mandatorily redeemable preference shares. As a result of filing for protection under bankruptcy law, we are not currently permitted to pay any of our debt service obligations that are outstanding as of May 17, 2000. We have significant debt service obligations, which we are not currently permitted to pay under bankruptcy law. These amounts are principal and interest payments of approximately $62.8 million (of which $17.6 million was made from funds securing the secured notes), $113.5 million, $110.7 million, $153.9 million and $142.4 million in the remainder of 2000 and in 2001, 2002, 2003 and 2004, respectively. In addition, future payment of principal and interest on all of our outstanding indebtedness is subject to court approval and may be discharged in whole or in part in bankruptcy with proceeds from the planned sale of our assets, court approved plan of reorganization or a liquidation of GST. There can be no assurance that any amounts owed to unsecured creditors will be paid or that secured creditors will be paid in full.

       At March 31, 2000, we had cash, cash equivalents, and investments, including restricted investments, of approximately $63.4 million. Management currently estimates that these amounts will be sufficient to fund daily operations until the end of June, 2000. We stated in our Form 10-K filed on March 30, 2000, that the anticipated proceeds of a conduit lease consummated in January, 2000, among other things, would enable us to fund operations through August, 2000. However, the approximately $26 million in proceeds from the conduit lease that we had expected to receive in May, 2000, was not received because of construction delays, and we currently estimate that we are not likely to receive the proceeds until August, 2000, at the earliest. Also, divestitures and other management activities noted in our 10-K to prolong capital availability through fiscal 2000 and beyond are subject to the bankruptcy. As described above, we have obtained a commitment letter for debtor in possession financing which, subject to court approval and the satisfaction of certain conditions, will provide us with a credit facility of $50 million and the potential for up to an additional $75 million. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30 million of this financing. We believe that if we are able to obtain the debtor-in-possession financing, along with protection under bankruptcy law, we should be able to fund operations until the sale of our assets has been completed, assuming that the sale occurs on the presently anticipated schedule of August or September, 2000. If a sale of our assets is not completed or is substantially delayed, we will either reorganize our operations and seek discharge from bankruptcy or a complete liquidation will occur. The extent of additional financing will depend on, among other things, the outcome and timing of our bankruptcy proceedings.
In the event that our plans or assumptions change or prove to be inaccurate, we incur significant unexpected expenses, or our cash resources, together with borrowings under the contemplated financing arrangements, prove to be insufficient to fund operations, we may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated).

       Our net cash used in operating activities was $17.4 million and $22.9 million for the three months ended March 31, 2000 and 1999, respectively, and net cash provided by (used in) investing activities was $21.8 million and $(15.0) million for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, net cash provided by investing activities included $56.6 of proceeds from the Global Sale and $6.4 million of transfers from restricted investments. For the three months ended March 31, 1999, net cash used in investing activities included
$61.9 of transfers from restricted investments. Excluding such proceeds and transfers, net cash used in investing activities would have decreased $35.7 million for the three months ended March 31, 2000 as compared with the three months ended March 31, 1999. Net cash provided by (used in) by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $(5.0) million and $1.9 million for the three months ended March 31, 2000 and 1999, respectively.

       Capital expenditures for the three months ended March 31, 2000 and 1999 were $39.4 million and $75.2 million, respectively, including $5.7 million and $7.6 million of capitalized interest. Our estimated future capital expenditures are under review as part of the restructuring process. Continued significant capital expenditures will only be made if a successful reorganization is provided through bankruptcy.

Item   3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  INTEREST RATE MARKET RISK - We have fixed income investments consisting of cash equivalents, short-term investments in United States government debt instruments, certificates of deposit and commercial paper.

  Interest income earned on our investment portfolio is affected by changes in the general level of United States interest rates. We believe that we are not exposed to significant changes in fair value because such investments are classified as available-for-sale and held-to-maturity and are recorded at amortized cost. The fair value of each investment approximates its amortized cost, and long-term securities have maturities of less than two years.

  The following table provides information about our risk exposure associated with changing interest rates. Currently, we do not use derivative financial instruments to manage our interest rate risk.

                                                                                EXPECTED MATURITY
                                                                           (In thousands of dollars)
                                                ----------------------------------------------------------------------------------
                                                     2000          2001         2002         2003       2004      Thereafter
                                                ----------------------------------------------------------------------------------
  Long-term Debt:
      Fixed rate                                                                                                  $1,244,916  (2)
          Average interest rate                                                                                       12.275%
      Variable rate                              $   14,499      $19,951      $20,695      $21,590    $11,791     $    4,691
          Average interest rate (LIBOR plus)           3.25%        3.28%        3.34%        3.34%      3.21%          3.14%

  Capital Leases:
      Fixed rate                                 $    5,071      $ 3,209      $ 1,850      $ 1,844    $ 1,978     $    7,115
          Average interest rate                       11.89%       11.89%       11.89%       11.89%     11.89%         11.89%

  Redeemable Preferred Stock:
      Fixed rate                                                                                                  $  112,000
          Average interest rate                                                                                        11.88%

                                                          EXPECTED MATURITY
                                                      (In thousands of dollars)
                                               -------------------------------------
                                                                        Market
                                                                       Value at
                                                                       March 31,
                                                   Total               2000 (1)
                                               -------------------------------------
  Long-term Debt:
      Fixed rate                                $1,244,916  (2)      $   811,191
          Average interest rate
      Variable rate                             $   93,217
          Average interest rate (LIBOR plus)

  Capital Leases:
      Fixed rate                                $   21,067
          Average interest rate

  Redeemable Preferred Stock:
      Fixed rate                                $  112,000
          Average interest rate

  (1) Based on quoted market prices at March 31, 2000
  (2) Includes $165.6 million of unaccreted discount

  MARKET PRICE RISK - Our risk exposure associated with market price is limited to our long-term debt that is publicly traded. These bonds are recorded at book value, which could vary from current market prices.

  FOREIGN CURRENCY MARKET RISK - Although we conduct some business in Canada, the international operations were not material to our consolidated financial position. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive.

                           Part II - Other Information

Item 1. Legal Proceedings.

        Reference is made to the discussion of "Scheifelbein v. GST, et al." in
Item 3 of our annual report on Form 10-K for the year ended December 31, 1999, in which we disclosed that, on October 21, 1999, the first of several putative securities class action lawsuits was filed against GST, certain former officers and directors and, in the Shiefelbein lawsuit, Global Light Telecommunications, Inc.

        On April 28, 2000, GST filed a motion to dismiss the lawsuits.

        Pursuant to Section 362 of the United States Bankruptcy Code, all pending litigation against GST and its subsidiaries will be subject to an automatic stay.

        We note, however, that with respect to the Scheifelbein lawsuit, the plaintiffs may request that the matter proceed because directors' and officers' liability insurance may apply to these claims.

Item 6. Exhibits and Reports on Form 8-K.

              (a)    Exhibits

                        Exhibit 27      Financial Data Schedule

              (b)    Reports on Form 8-K

        Reference is made to the report on Form 8-K filed as of May 24, 2000, on which the Company reported the following:

        On May 17, 2000, GST Telecommunications, Inc. and our subsidiaries filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the District of Delaware. Pursuant to the bankruptcy filing, we have remained in possession of our assets and properties, and our business and affairs will continue to be managed by our directors and officers, subject in each case to the supervision of the Bankruptcy Court.

        On May 17, 2000, GST Telecommunications, Inc. issued a press release, addressing our voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, our letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of our assets, and our receipt of a commitment for Debtor-In-Possession financing for up to $50 million in cash and the potential for up to an additional $75 million in cash (subject to certain restrictions and court approval) to continue day-to-day operations.

        GST Telecommunications, Inc. has postponed our annual shareholders' meeting that had been scheduled for June 8, 2000. Our plan is to hold an annual shareholders' meeting in the course of our restructuring. On May 24, 2000, we issued a press release regarding this matter.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Date: June 6, 2000         GST TELECOMMUNICATIONS, INC.
      ------------             (Registrant)



                           /s/ Donald A. Bloodworth
                           --------------------------------------------------
                           Donald A. Bloodworth,
                           (Senior Vice President and Chief Financial Officer)