Form 10-Q
period 2000-06-30
GST TELECOMMUNICATIONS INC
filed 2000-08-14
CIK 911522

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12866

GST TELECOMMUNICATIONS, INC.
(Exact name of Registrant as Specified in its Charter)

Canada (State or Other Jurisdiction of Incorporation or Organization)	Not Applicable (IRS Employer Identification Number)
4001 Main Street, Vancouver, WA (Address of Principal Executive Offices)	98663 (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 14, 2000 there were outstanding 39,962,283 Common Shares, without par value, of the Registrant.

GST TELECOMMUNICATIONS, INC.
INDEX

		Page(s)
PART I: Financial Information
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets—June 30, 2000 and December 31, 1999	2
	Condensed Consolidated Statements of Operations—Three and Six Months Ended June 30, 2000 and 1999	3
	Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2000 and 1999	4
	Notes to Condensed Consolidated Financial Statements	5-9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
PART II: Other Information
ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17
SIGNATURES		18

ITEM 1. FINANCIAL STATEMENTS

GST Telecommunications, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2000	December 31, 1999(1)
ASSETS
Current assets:
Cash and cash equivalents	$29,392	$42,983
Restricted investments	150	19,828
Accounts receivable, net	40,708	45,244
Construction contracts receivable	35,127	26,823
Investments	910	44,596
Prepaid and other current assets	9,884	8,562

Total current assets	116,171	188,036

Restricted investments	3,457	9,848
Property and equipment	994,929	944,410
less accumulated depreciation	(151,169)	(112,363)

	843,760	832,047
Other assets	130,289	139,262
less accumulated amortization	(56,187)	(56,564)

	74,102	82,698

Total assets	$1,037,490	$1,112,629

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities not subject to compromise:
Accounts payable	$7,780	$30,579
Accrued expenses	19,058	49,759
Deferred revenue	11,733	10,066
Current portion of capital lease obligations	—	6,693
Current portion of long-term debt	—	17,466

Total current liabilities not subject to compromise	38,571	114,563

Liabilities subject to compromise (see Note 3)	1,319,713	—
Long-term liabilities not subject to compromise:
Long-term interest payable	—	43,134
Capital lease obligations, less current portion	—	16,813
Long-term debt, less current portion	—	1,151,778
Other liabilities	5,460	—
Redeemable preference shares	74,008	69,688
Shareholders' deficit:
Common shares	251,112	238,626
Accumulated deficit	(651,374)	(566,523)
Accumulated other comprehensive income	—	44,550

Total shareholders' deficit	(400,262)	(283,347)

Total liabilities and shareholders' deficit	$1,037,490	$1,112,629

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 1999.

See notes to condensed consolidated financial statements.

GST Telecommunications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues:
Telecommunications services	$53,236	$51,214	$107,690	$99,938
Construction, facility sales and other	3,586	34,518	12,598	45,287
Product	—	1,157	205	2,239

Total revenues	56,822	86,889	120,493	147,464

Operating costs and expenses:
Network expenses	32,175	32,776	66,446	64,475
Facilities administration and maintenance	6,453	4,265	12,229	9,400
Cost of construction revenues	2,428	20,027	8,483	25,865
Cost of product revenues	2	655	307	1,350
Selling, general and administrative	31,180	29,996	66,813	57,969
Depreciation and amortization	23,627	16,646	45,494	33,624

Total operating costs and expenses	95,865	104,365	199,772	192,683

Loss from operations	(39,043)	(17,476)	(79,279)	(45,219)

Other expenses (income):
Interest income	(615)	(2,622)	(1,530)	(6,483)
Interest expense, net of amounts capitalized (contractual interest of $18,293 not recorded for the three- and six-month periods ended June 30, 2000)	17,304	27,776	50,038	56,036
Other	(1,932)	1,293	(47,534)	1,492

	14,757	26,447	974	51,045

Loss before reorganization expenses and income tax expense	(53,800)	(43,923)	(80,253)	(96,264)

Reorganization expenses (see Note 6)	4,598	—	4,598	—

Loss before income tax expense	(58,398)	(43,923)	(84,851)	(96,264)

Income tax expense	—	—	—	—

Net loss	$(58,398)	$(43,923)	$(84,851)	$(96,264)

Net loss per share, basic and diluted (1)	$(1.57)	$(1.28)	$(2.29)	$(2.71)

Weighted average shares outstanding	39,957,139	37,341,335	38,990,703	36,903,627

(1)
Net loss per share is increased for preference shares' accretion totaling $4,320 and $3,862 for the three- and six-month periods ended June 30, 2000 and 1999, respectively.

See notes to condensed consolidated financial statements.

GST Telecommunications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2000	1999
Operations:
Net loss	$(84,851)	$(96,264)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	45,994	36,464
Accretion and accrual of interest	32,798	35,945
Non-cash stock compensation and other expense	224	1,434
(Gain) loss on disposal of assets	(1,275)	1,755
Gain on sale of investments	(42,349)	—
Changes in non-cash operating working capital:
Accounts receivable, net	4,123	(9,276)
Construction contracts receivable	(1,230)	—
Prepaid, other current and other assets, net	942	(9,728)
Accounts payable and accrued liabilities, prior to reorganization	(4,453)	14,149
Post-petition accounts payable and accrued liabilities	20,042	—
Pre-petition accounts payable and accrued liabilities, authorized by the court	(8,695)	—
Deferred revenue	1,835	10,133
Deferred revenue from construction contracts	5,460	—

Cash used in operations	(31,435)	(15,388)

Investments:
Proceeds from sale of investments	56,580	—
Purchase of property and equipment	(58,981)	(151,803)
Proceeds from sale of assets	5,966	—
Purchase of other assets	396	(169)
Change in investments restricted for the purchase of property and equipment	6,391	110,231

Cash provided by (used in) investing activities	10,352	(41,741)

Financing:
Proceeds from long-term debt	2,311	1,040
Principal payments on long-term debt and capital leases, prior to reorganization	(12,149)	(8,343)
Issuance of common shares, net of issuance costs	1,273	7,599
Deferred debt financing costs	(1,135)	—
Change in investments restricted to finance interest payments	17,192	16,151

Cash provided by financing activities	7,492	16,447

Decrease in cash and cash equivalents	(13,591)	(40,682)
Cash and cash equivalents, beginning of period	42,983	86,070

Cash and cash equivalents, end of period	$29,392	$45,388

See notes to condensed consolidated financial statements.

GST TELECOMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

1. BANKRUPTCY PROCEEDINGS

    On May 17, 2000, GST Telecommunications, Inc. ("GST" or the "Company"), and its subsidiaries filed voluntary petitions for protection from creditors under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. The Company and its subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

    On May 17, 2000, the Debtors also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

    Under the proceedings, substantially all liabilities, litigation and claims pending against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court.

    On May 11, 2000, we obtained a commitment letter from Heller Financial, Inc. ("Heller") which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50 million and the potential for up to an additional $75 million in cash. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30 million of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders, upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40 million of the $50 million in financing mentioned above. Based upon current unencumbered assets, the additional $10 million is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility.

    Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effect of the cases on our business, or on the interests of creditors and shareholders. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization or liquidation of our assets.

    On May 16, 2000, we signed a letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of our assets for $450 million in cash. On June 12, 2000, we announced that the letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of our assets would not be proceeding.

    On June 13, 2000, we opened the bidding procedures, with the approval of the Bankruptcy Court, in an auction format for substantially all of our assets. After an extension of the original bid and auction dates, qualified buyers were required to submit their bids on or prior to August 11, 2000. The bids are currently being evaluated. An auction will occur on August 22, 2000, and if such auction results in a bid or series of bids for the assets of GST satisfactory to the Company and its creditors, then we anticipate a Bankruptcy Court hearing on August 25, 2000 to result in an order confirming a sale, with such sale expected to close prior to the end of the year. If such a sale is consummated, it is highly unlikely that our current equity security holders would receive any distribution upon our subsequent liquidation and the interest of both secured creditors and unsecured creditors may be substantially impaired. If a sale of all or a portion of the Company's assets is not completed, we will either reorganize our remaining operations or liquidate the unsold assets.

2. BASIS OF PRESENTATION

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 1999, as included in the Company's annual report on Form 10-K.

3. LIABILITIES SUBJECT TO COMPROMISE

    As of June 30, 2000, liabilities subject to compromise consist of the following:

Trade payables	$44,367
Accrued liabilities	12,808
Current portion, long-term debt	20,030
Current portion, capital lease obligations	5,994
Long-term debt, less current portion	1,156,453
Capital lease obligations, less current portion	13,869
Long-term interest payable	52,007
Other long-term liabilities	14,185

Total	$1,319,713

4. BASIC AND DILUTED NET LOSS PER SHARE

    For the three- and six-month periods ended June 30, 2000 and 1999, common stock equivalents were antidilutive and were not included in diluted weighted average shares outstanding. If the Company had reported net income for the periods presented, the weighted average number of common equivalent shares used to determine diluted net loss per share would have increased by 5,144 and 971,580 for the three- and six-month periods ended June 30, 2000, respectively, compared to 10,391,271 and 10,828,979 for the three- and six-month periods ended June 30, 1999.

5. SHAREHOLDERS' EQUITY

    Shares issued and outstanding are as follows:

	June 30, 2000	December 31, 1999
Common shares, no par value	39,962,283	37,734,507

6. REORGANIZATION EXPENSES

    For the three- and six-month periods ended June 30, 2000, reorganization expenses totaled $4,598, consisting of $2,564 for professional services and $2,034 for a retention bonus accrual. The retention bonus accrual is pursuant to a Bankruptcy Court-approved plan to retain our employees through the bankruptcy process.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

    The Company accounts for comprehensive income under Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The change in the Company's accumulated other comprehensive income is as follows:

	June 30, 2000	December 31, 1999
Balance, beginning of period	$44,550	$36,675
Change in unrealized gain on available-for-sale investment sold during the period	(44,550)	7,875

Balance, end of period	$—	$44,550

    The balance as of June 30, 2000 is $0 because the Company sold its investment in Global Light Telecommunications, Inc. during the three months ended March 31, 2000 (see Note 11).

8. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2000	1999
Supplemental disclosure of cash flow information:
Pre-petition cash paid for interest	$22,808	$24,079
Cash paid for income taxes	—	—
Supplemental schedule of non-cash investing and financing activities:
Disposition of subsidiary:
Assets	(4,182)	(1,373)
Liabilities	(266)	216
Amounts in accounts payable and accrued liabilities for the purchase of fixed assets at end of period	1,846	27,220
Assets acquired through capital leases	—	1,194
Conversion of debt to equity	15,309	774
Long term debt and capital leases reclassified to "Liabilities subject to compromise"	1,196,346	—

9. CAPITALIZATION OF INTEREST

    The Company capitalized interest of $2,739 and $8,488 as a part of property and equipment for the three- and six-month periods ended June 30, 2000, respectively, compared to $8,728 and $16,371 for the three- and six-month periods ended June 30, 1999, respectively.

10. ACCRUED SEVERANCE

    In the fourth quarter of 1998, the Company accrued $1,113 in severance-related costs. The following table details activity related to the severance accrual.

Accrual at December 31, 1998	$1,113
Payments	(737)
Adjustments	(61)

Accrual at June 30, 2000	$315

11. SALE OF GLOBAL INVESTMENT

    In a series of transactions during the three months ended March 31, 2000, the Company sold its investment in Global Light Telecommunications, Inc. ("Global"). The Company was accounting for the investment as available-for-sale under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The after-tax net gain as a result of the transactions was $42,349.

12. DEBT SERVICE REQUIREMENTS

    At May 16, 2000, the Company had $1,196,346 of indebtedness outstanding along with $74,008 of manditorily redeemable preference shares. As a result of filing for protection under bankruptcy law, the Company is not permitted to make any payments of the debt service requirements. All of these obligations are subject to discharge in bankruptcy upon the completion of all proceedings.

13. IMPAIRMENT OF ASSETS

    The bidding and auction processes described above could ultimately result in the sale of substantially all of the Company's assets. Although the Company and its creditors are not required to accept any offer, it is possible that the Company's creditors would accept an offer or offers to purchase substantially all of the Company's assets for less than the current book value of those assets. Such a transaction could result in an impairment of assets. Until the auction has been completed, the Company cannot predict the values of the final bid(s) or whether those bids will be acceptable to the creditors. The Company has determined that pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," no impairment of assets existed as of June 30, 2000.

14. APOPTION OF NEW ACCOUNTING STANDARDS

    In June 1999, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 43 ("FIN 43"), "Real Estate Sales, an interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, conduit is considered integral equipment and dark fiber will likely be considered integral equipment. Accordingly, title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. For contracts entered into after June 30, 1999, sales-type lease accounting will no longer be appropriate for conduit and dark fiber leases and, therefore, these transactions will be accounted for as operating leases unless title transfers to the lessee.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues: a) the definition of employee for purposes of applying Opinion 25, b) the criteria for determining whether a plan qualifies as a noncompensatory plan, c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this Interpretation is effective July 1, 2000. We do not expect the adoption of this Interpretation to have a material effect on our financial position or on the results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report contains "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond GST Telecommunications, Inc.'s ("GST" or the "Company") control. All statements included in this Quarterly Report, other than statements of historical facts, are forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management.

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

  •
  the uncertainty of our future as a result of filing for protection under bankruptcy law;

  •
  the significant amount of our indebtedness;

  •
  our limited operating history and expectation of operating losses;

  •
  the availability and terms of the significant additional capital required to fund our expansion;

  •
  the extensive competition we expect to face in each of our markets;

  •
  our dependence on sophisticated information and processing systems;

  •
  our ability to manage growth;

  •
  our ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions;

  •
  technological change; and

  •
  changes in, or the failure to comply with, existing government regulations.

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

Overview

    We are, through our subsidiaries, a facilities-based integrated communications provider ("ICP"), offering a broad range of telecommunications products and services, primarily to business customers located in California and other western states. We own and operate a converged network capable of carrying both voice and data traffic—offering our customers an alternative to incumbent local exchange carriers. Our current products include data transport, high-speed Internet access, voice services (including a bundled offering of local and long distance services), and wholesale services, including dark fiber and conduit rights.

    As an ICP, we have one reportable operating segment. While our chief decision-maker monitors the revenue streams of various services, operations are managed and financial performance is evaluated based upon the delivery of multiple services over a common network and facilities. The various revenue streams generate many shared expenses. As a result, we believe that any allocation of the expenses to multiple revenue streams would be impractical and arbitrary. For that reason, we do not currently make such allocations internally. Furthermore, substantially all of our revenue is attributable to customers in the United States and all significant operating assets are located within the United States.

    The chief decision-maker does, however, monitor revenue streams consolidated at a more detailed level than those depicted in our historical general purpose financial statements. The following table presents revenues by service type (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
Local service	$20,986	$15,951	$41,190	$34,941
Long distance services	13,257	18,317	27,445	35,991
Data services	7,615	5,077	14,304	9,408
Internet services	1,384	2,530	2,623	5,044
Long-haul services	9,608	8,712	21,333	12,943
Product	—	1,157	205	2,232
Other	386	627	795	1,618
Construction and facility sales	3,586	34,518	12,598	45,287

Total revenues	$56,822	$86,889	$120,493	$147,464

Recent Developments

    On May 17, 2000, GST and its subsidiaries (collectively the "Debtors") filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. We are currently operating as debtors-in-possession under the supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

    On May 17, 2000, we also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

    Under the proceedings, substantially all liabilities, litigation and claims pending against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court.

    On May 11, 2000, we obtained a commitment letter from Heller Financial, Inc. ("Heller") which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50 million and the potential for up to an additional $75 million in cash. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30 million of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders, upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40 million of the $50 million in financing mentioned above. Based upon current unencumbered assets, the additional $10 million is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility.

    Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effect of the cases on our business, or on the interests of creditors and shareholders. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization or liquidation of our assets.

    On May 16, 2000, we signed a letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of our assets for $450 million in cash. On June 12, 2000, we announced that the letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of GST's assets would not be proceeding.

    On June 13, 2000, we opened the bidding procedures, with the approval of the Bankruptcy Court, in an auction format for substantially all of our assets. After an extension of the original bid and auction dates, qualified buyers were required to submit their bids on or prior to August 11, 2000. The bids are currently being evaluated. An auction will occur on August 22, 2000, and if such auction results in a bid or series of bids for the assets of GST satisfactory to the Company and its creditors, then we anticipate a Bankruptcy Court hearing on August 25, 2000 to result in an order confirming a sale, with such sale expected to close prior to the end of the year. If a sale of our assets is consummated, it is highly unlikely that our current equity security holders would receive any distribution upon our subsequent liquidation and the interest of both secured creditors and unsecured creditors may be substantially impaired. If a sale of all or a portion of the Company's assets is not completed, we will either reorganize our remaining operations or liquidate the unsold assets.

    The bidding and auction processes described above could ultimately result in the sale of substantially all of the Company's assets. Although the Company and its creditors are not required to accept any offer, it is possible that the Company's creditors would accept an offer or offers to purchase substantially all of the Company's assets for less than the current book value of those assets. Such a transaction could result in an impairment of assets. Until the auction has been completed, the Company cannot currently predict the values of the final bid(s) or whether those bids will be acceptable to the creditors. The Company has determined that no impairment of assets existed as of June 30, 2000.

    On July 26, 2000, the Bankruptcy Court approved the modification of existing construction and capacity contracts between us and 360networks, Level (3) Communications ("Level(3)"), and Williams Communications ("Williams"). We agreed to assume certain of our contracts with the three companies within the meaning of the Bankruptcy Code and to make other commitments, in return for which 360networks, Level 3, and Williams agreed to various changes in their relationships with us. The commitments by 360networks, Level 3, and Williams are intended to accelerate the cash paid to us for our provision of conduits or fiber to the three companies and reduce the near-term cash paid by us for certain construction obligations, resulting in a net cash flow benefit of approximately $26 million in August and September 2000. These modifications should enable us to finance our operations pending the outcome of the auction process.

Results of Operations

    Revenues.  Total revenue for the three- and six-month periods ended June 30, 2000 decreased $30.1 million, or 34.6%, and $27.0 million, or 18.3%, respectively, to $56.8 million from $86.9 million and $120.5 million from $147.5 million, respectively, for the three- and six-month periods ended June 30, 1999.

    Telecommunications and other services revenues for the three- and six-month periods ended June 30, 2000, increased $2.0 million, or 3.9%, and $7.8 million, or 7.8%, respectively, to $53.2 million from $51.2 million, and $107.7 million from $99.9 million, respectively, for the three- and six-month periods ended June 30, 1999. The increase in telecommunications and other services revenues resulted from increased local, data and long-haul services. We bundle these products to provide better access and services to our customers. Reciprocal compensation, which we recognize based on interconnection agreements and other agreements with ILECs, totaled $4.7 million and $8.9 million for the three- and six-month periods ended June 30, 2000, compared to $1.5 million and $2.2 million, respectively, for the three- and six-month periods ended June 30, 1999.

    Construction, facility sales and other revenue for all periods presented is primarily derived from three contracts to sell or lease fiber and conduit systems throughout California and the Pacific Northwest. The bulk of the revenue for these contracts was recognized in 1999. As a result, construction, facility sales and other revenue for the three- and six-month periods ended June 30, 2000, decreased $30.9 million and $32.7 million, respectively, to $3.6 million from $34.5 million and $12.6 million from $45.3 million, respectively, for the three- and six-month periods ended June 30, 1999. Because fiber and conduit systems are a limited resource and because non-recurring transactions significantly impact construction, facility sales and other revenue, the Company anticipates that such revenues will continue to fluctuate in the future. In addition, the adoption of FIN 43 will impact the amounts of revenue related to lease transactions (see "Note 14 in Item 1").

    Product revenue for the three- and six-month periods ended June 30, 2000 decreased to $0 and $.2 million from $1.2 million and $2.2 million, respectively, in the three- and six-month periods ended June 30, 1999. The decrease in product revenue was due to the divestitures of Texas-based Action Telecom, Inc.'s ("Action Telecom") product sales division relating to long distance interconnection equipment, in October 1999, and Action Telecom's product sales division relating to Network Analysis Management System ("NAMS") in March 2000.

    Operating Expenses.  Total operating expenses for the three-month period ended June 30, 2000, decreased $8.5 million, or 8.1%, to $95.6 million from $104.4 million for the three-month period ended June 30, 1999. Total operating expenses for the six-month period ended June 30, 2000, increased $7.1 million, or 3.7%, to $199.8 million from $192.7 million for the three-month period ended June 30, 1999.

    Network expenses, which include direct local and long distance circuit costs, were 60.4% and 61.7%, respectively of telecommunications services revenues for the three- and six-month periods ended June 30, 2000, compared to 64.0% and 64.5% for the comparable periods in the previous year. The decrease in network expenses as a percentage of revenue resulted from an increase in revenues for traffic carried on our network as a percentage of total telecommunications services revenues.

    Facilities administration and maintenance expenses for the three- and six-month periods ended June 30, 2000, were 12.1% and 11.4%, respectively, of telecommunications services revenues compared to 8.3% and 9.4%, respectively, of telecommunications services revenues for the three- and six-month periods ended June 30, 1999.

    Cost of construction revenues for the three- and six-month periods ended June 30, 2000, were $2.4 million and $8.5 million, respectively, a decrease of $17.6 million and $17.4 million over the comparable periods in the previous year. The decrease corresponded to the decrease in construction, facility sales and other revenue. For the three- and six-month periods ended June 30, 2000, cost of construction revenues was 67.7% and 67.3% of construction revenues, compared to 58.0% and 57.1% for the three- and six-month periods ended June 30, 1999.

    Cost of product revenues for the three- and six-month periods ended June 30, 2000, was $2,000 and $.3 million, respectively, a decrease of $.7 million and $1.0 million, respectively, over the three- and six-month periods ended June 30, 1999. The decrease in cost of product revenues relates to the divestiture of the NAMS product division.

    Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2000, increased $1.2 million, or 3.9%, and $8.8 million, or 15.3%, respectively, to $31.2 million from $30.0 million and $66.8 million from $58.0 million, respectively for the three- and six-month periods ended June 30, 1999. The increase is attributable to: (1) increased severance related to a reduction in force and (2) increased bad debt expense related to reserves recorded for certain ICP, carrier and long distance customers. As a percentage of total revenue, selling, general and administrative expenses for the three- and six-month periods ended June 30, 2000, were 54.9% and 55.4%, respectively, compared to 34.5% and 39.3% for the comparable periods in the previous year.

    Depreciation and amortization for the three- and six-month periods ended June 30, 2000, increased $7.0 million, or 41.9%, and $11.9 million, or 35.3%, respectively, as compared to the three- and six-month periods ended June 30, 1999. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to our acquisitions. Depreciation and amortization expense was 41.6% and 37.8% of total revenue for the three- and six-month periods ended June 30, 2000, compared to 19.2% and 22.8%, respectively, for the comparable three- and six-month periods ended June 30, 1999.

    Other Expenses/Income.  For the three- and six-month periods ended June 30, 2000, we recorded net other expense of $14.8 million and $1.0 million, respectively, compared to net other expense of $26.4 million and $51.0 million for the comparable three- and six-month periods ended June 30, 1999, respectively. For the six-month period ended June 30, 2000, net other expense includes a $42.3 million net gain resulting from the sale of 3.6 million shares of common stock in Global Light Telecommunications, Inc. (the "Global Sale"). Excluding such gain, net other expense would have decreased $7.8 million for the six-month period ended June 30, 2000, as compared to the six months ended June 30, 1999.

    Reorganization Expenses.  For the three- and six-month periods ended June 30, 2000, we recorded reorganization expense of $4.6 million compared to $0 in the same periods of the previous year. Reorganization expenses consist of $2.6 million for professional expenses and $2.0 million for a retention bonus accrual. The retention bonus accrual is pursuant to a Bankruptcy Court-approved plan to retain our employees throughout the bankruptcy, auction or reorganization process.

    Net Loss.  Net loss for the three-month period ended June 30, 2000, increased $14.5 million, or 33.0%, to $58.4 million from $43.9 million for the three-month period ended June 30, 1999. Net loss for the six-month period ended June 30, 2000, decreased $11.4 million, or 11.9%, to $84.9 million from $96.3 million for the six-month period ended June 30, 1999. Excluding the $42.3 million net gain on the Global Sale in the first quarter of 2000, net loss would have been $127.2 million for the six-month period ended June 30, 2000.

Liquidity and Capital Resources

    We have incurred significant operating and net losses as a result of the development and operation of our networks. As a result of this, we have filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. We expect that our operating losses will continue as we operate as a debtor-in-possession under bankruptcy law. Cash provided by our operations may not be sufficient to fund the continuation of daily operations of the business through the conclusion of bankruptcy, however we have arranged for debtor-in-possession financing that should provide the Company with adequate liquidity through bankruptcy.

    At June 30, 2000, we had approximately $1,196.4 million of obligations outstanding and $74.0 million of 11.875% mandatorily redeemable preference shares. As a result of filing for protection under bankruptcy law, we will not be able to make any of our debt service requirements that are outstanding as of May 17, 2000. We have significant debt service obligations, which will not be made under bankruptcy law. These amounts are principal and interest payments of approximately $36.4 million, $113.4 million, $110.6 million, $153.8 million and $168.5 million in the remainder of 2000 and in 2001, 2002, 2003 and 2004, respectively. All of these amounts are subject to discharge in bankruptcy with proceeds from the planned sale of the Company's assets. There can be no assurance that any amounts owed to unsecured creditors will be paid.

    At June 30, 2000, we had cash and cash equivalents of approximately $29.4 million. On July 26, 2000, the Bankruptcy Court approved the modification of existing construction and capacity contracts between the Company and 360networks, Level (3) Communications, and Williams Communications. We agreed to assume certain of our contracts with the three companies within the meaning of the Bankruptcy Code and to make other commitments, in return for which 360networks, Level (3), and Williams agreed to various changes in their relationships with us. The commitments by 360networks, Level (3), and Williams are intended to accelerate the cash paid to us for our provision of conduits or fiber to the three companies and reduce the near-term cash paid by us for certain construction obligations, resulting in a net cash flow benefit of approximately $26 million in August and September 2000. These modifications, plus our cash on hand at June 30, 2000, should enable us to finance our operations through the end of September 2000 without drawing on debtor-in-possession financing.

    In addition, on May 11, 2000, we obtained a commitment letter from Heller which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50 million and the potential for up to an additional $75 million in cash. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30 million of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40 million of the $50 million in financing mentioned above. Based upon current unencumbered assets, the additional $10 million is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility.

    If a sale of all or a portion of the Company's assets is not completed, we will either reorganize our remaining operations or liquidate the unsold assets. The extent of additional financing will depend on, among other things, the outcome of our bankruptcy proceedings. In the event that our plans or assumptions change or prove to be inaccurate, we incur significant unexpected expenses, or our cash resources, together with borrowings under the current financing arrangements, prove to be insufficient to fund operations, we may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated).

    Our net cash used in operating activities was $31.4 million and $15.4 million for the six months ended June 30, 2000 and 1999, respectively, and net cash provided by (used in) investing activities was $10.4 million and $(41.7) million for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, net cash provided by investing activities included $56.6 million of proceeds from the Global Sale and $6.4 million from the sale of restricted investments. For the six months ended June 30, 1999, net cash provided by investing activities included $110.2 million from the sale of restricted investments. Excluding such proceeds and transfers, net cash used in investing activities would have decreased $99.4 million for the six months ended June 30, 2000, as compared with the six months ended June 30, 1999. Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $7.5 million and $16.4 million for the six months ended June 30, 2000 and 1999, respectively.

    Capital expenditures for the six months ended June 30, 2000 and 1999, were $59.6 million and $149.6 million, respectively, including $8.5 million and $16.4 million of capitalized interest. Our estimated future capital expenditures is under review as part of the restructuring process. Continued significant capital expenditures will only be made if a successful outcome is provided through bankruptcy.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    INTEREST RATE MARKET RISK—The Company has fixed income investments consisting of cash equivalents, short-term investments in U.S. government debt instruments, certificates of deposit and commercial paper.

    Interest income earned on the Company's investment portfolio is affected by changes in the general level of U.S. interest rates. The Company believes that it is not exposed to significant changes in fair value because such investments are classified as available-for-sale and held-to-maturity and are recorded at amortized cost. The fair value of each investment approximates its amortized cost.

    The following table provides information about the Company's risk exposure associated with changing interest rates. Currently, the Company does not use derivative financial instruments to manage its interest rate risk.

	EXPECTED MATURITY (In thousands of dollars)
	2000	2001	2002	2003	2004	Thereafter	Total		Market Value at June 30, 2000
Long-term Debt:
Fixed rate						$1,098,406 (1)	$1,098,406	(1)	$606,047	(2)
Average interest rate						12.275%
Variable rate	$9,829	$20,021	$20,834	$21,740	$11,951	$5,172	$89,547
Average interest rate (LIBOR plus)	3.25%	3.28%	3.34%	3.35%	3.22%	3.17%
Capital Leases:
Fixed rate	$3,794	$3,206	$1,847	$1,840	$1,974	$7,202	$19,863
Average interest rate	11.89%	11.89%	11.89%	11.89%	11.89%	11.89%
Redeemable Preferred Stock:
Fixed rate						$112,000	$112,000
Average interest rate						11.88%

(1)
Includes $155,471 of unaccreted discount. Excludes $144,000 in long-term debt related to the Company's 12.75% Senior Subordinated Accrual Notes (the "Accrual Notes") for which no market quotes were available as of June 30, 2000.

(2)
Based on quoted market prices at June 30, 2000. Excludes market value for the Accrual Notes for which no market quotes were available as of June 30, 2000.

    MARKET PRICE RISK—The Company's risk exposure associated with market price is limited to its long-term debt that is publicly traded. These bonds are recorded at book value, which could vary from current market prices.

    FOREIGN CURRENCY MARKET RISK—Although the Company conducts some business in Canada, the international operations were not material to the Company's consolidated financial position. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive.

Part II—Other Information

Item 1. Legal Proceedings.

    Reference is made to the discussion of "Scheifelbein v. GST, et al." in Item 3 of our annual report on Form 10-K for the year ended December 31, 1999, in which we disclosed that, on October 21, 1999, the first of several putative securities class action lawsuits was filed against GST, certain former officers and directors and, in the Sheifelbein lawsuit, Global Light Telecommunications, Inc.

    On April 28, 2000, GST filed a motion to dismiss the lawsuits.

    Pursuant to Section 362 of the United States Bankruptcy Code, all pending litigation against GST and its subsidiaries is subject to an automatic stay.

    We note, however, that with respect to the Scheifelbein lawsuit, the plaintiffs may request that the matter proceed because directors' and officers' liability insurance may apply to these claims. To date, the plaintiffs have elected to proceed only against the individual defendants, and have not attempted to lift the automatic stay to pursue action against the Company.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

          Exhibit 27    Financial Data Schedule

  (b)
  Reports on Form 8-K

    Reference is made to the report on Form 8-K filed on May 24, 2000, on which we reported the following:

    On May 17, 2000, we filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the District of Delaware. Pursuant to the bankruptcy filing, we have remained in possession of our assets and properties, and our business and affairs will continue to be managed by our directors and officers, subject in each case to the supervision of the Bankruptcy Court.

    On May 17, 2000, we issued a press release, addressing our voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, our letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of our assets, and our receipt of a commitment for debtor-in-possession financing for up to $50 million in cash and potential for up to an additional $75 million in cash (subject to certain restrictions and court approval) to continue day-to-day operations.

    We postponed our annual shareholders' meeting that had been scheduled for June 8, 2000. Our plan is to hold an annual shareholders' meeting in the course of our restructuring. On May 24, 2000, we issued a press release regarding this matter.

    Reference is made to the report on Form 8-K filed on June 23, 2000, on which we reported the following:

    On June 12, 2000, we issued a press release, stating that we will not be proceeding pursuant to the letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of assets. Also, it stated that we would seek approval of an open bidding process from the Bankruptcy Court with jurisdiction over our bankruptcy proceedings.

    On June 13, 2000, we announced that approval from the Bankruptcy Court was received to start an open bidding process for the sale of substantially all of our assets. The bidding procedures stipulate that qualified buyers were required to submit their bids no later than July 31, 2000, and that an auction would be conducted on August 4, 2000. (These dates were later extended to August 11, 2000, and August 22, 2000, respectively.)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date: August 14, 2000	GST TELECOMMUNICATIONS, INC. (Registrant)
/s/ DONALD A. BLOODWORTH Donald A. Bloodworth (Senior Vice President and Chief Financial Officer)

QuickLinks

GST TELECOMMUNICATIONS, INC. INDEX
GST Telecommunications, Inc. Condensed Consolidated Balance Sheets (In thousands) (Unaudited)
GST Telecommunications, Inc. Condensed Consolidated Statements of Operations (In thousands, except share and per share amounts) (Unaudited)
GST Telecommunications, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
GST TELECOMMUNICATIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT SHARE AMOUNTS) (UNAUDITED)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Part II—Other Information
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES