Form 10-Q
period 2000-09-30
GST TELECOMMUNICATIONS INC
filed 2000-11-14
CIK 911522

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                to

Commission file number 1-12866

GST TELECOMMUNICATIONS, INC.
(Exact name of Registrant as Specified in its Charter)

Canada	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
4001 Main Street, Vancouver, WA	98663
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 14, 2000, there were outstanding 40,023,480 Common Shares, without par value, of the Registrant.

GST TELECOMMUNICATIONS, INC.
INDEX

		Page(s)
PART I: Financial Information
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets —September 30, 2000 and December 31, 1999	2
	Condensed Consolidated Statements of Operations —Three and Nine Months Ended September 30, 2000 and 1999	3
	Condensed Consolidated Statements of Cash Flows —Nine Months Ended September 30, 2000 and 1999	4
	Notes to Condensed Consolidated Financial Statements	5-8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9-15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
PART II: Other Information
ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17
SIGNATURES		18

ITEM 1. FINANCIAL STATEMENTS
GST Telecommunications, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2000	December 31, 1999(1)
ASSETS
Current assets:
Cash and cash equivalents	$30,740	$42,983
Restricted investments	10,152	19,828
Accounts receivable, net	43,881	45,244
Construction contracts receivable	37,625	26,823
Investments	910	44,596
Prepaid and other current assets	8,519	8,562

Total current assets	131,827	188,036

Restricted investments	3,510	9,848

Property and equipment, net	652,158	832,047

Other assets, net	2,661	82,698

Total assets	$790,156	$1,112,629

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities not subject to compromise:
Accounts payable	$1,214	$30,579
Accrued expenses	56,443	49,759
Deferred revenue	12,307	10,066
Current portion of capital lease obligations	—	6,693
Current portion of long-term debt	—	17,466

Total current liabilities not subject to compromise	69,964	114,563

Liabilities subject to compromise (see Note 3)	1,322,642	—

Long-term liabilities not subject to compromise:
Long-term interest payable	—	43,134
Capital lease obligations, less current portion	—	16,813
Long-term debt, less current portion	—	1,151,778
Deferred revenue from construction contracts	25,460	—

Redeemable preference shares	74,008	69,688

Shareholders' deficit:
Common shares	251,575	238,626
Accumulated deficit	(953,493)	(566,523)
Accumulated other comprehensive income	—	44,550

Total shareholders' deficit	(701,918)	(283,347)

Total liabilities and shareholders' deficit	$790,156	$1,112,629

(1)
The information in this column was derived from the Company's audited financial statements as of December 31, 1999.

See notes to condensed consolidated financial statements.

GST Telecommunications, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues:
Telecommunications services	$52,533	$50,424	$160,223	$150,362
Construction, facility sales and other	11,965	53,692	24,563	98,979
Product	—	1,342	205	3,581

Total revenues	64,498	105,458	184,991	252,922

Operating costs and expenses:
Network expenses	28,085	32,295	94,531	96,770
Facilities administration and maintenance	7,046	5,348	19,275	14,748
Cost of construction revenues	8,098	37,203	16,581	63,068
Cost of product revenues	—	689	307	2,039
Selling, general and administrative	30,567	32,590	97,380	90,559
Depreciation and amortization	22,075	18,676	67,569	52,300
Impairment of assets (see Note 13)	260,827	—	260,827	—

Total operating costs and expenses	356,698	126,801	556,470	319,484

Loss from operations	(292,200)	(21,343)	(371,479)	(66,562)

Other expenses (income):
Interest income	(587)	(2,037)	(2,117)	(8,520)
Interest expense, net of amounts capitalized (contractual interest of $40,306 and $75,903 not recorded for the three- and nine-month periods ended September 30, 2000)	2,538	28,022	52,576	84,058
Other	(211)	(27,898)	(47,745)	(26,406)

	1,740	(1,913)	2,714	49,132

Loss before reorganization expenses and income tax expense	(293,940)	(19,430)	(374,193)	(115,694)

Reorganization expenses (see Note 6)	8,179	—	12,777	—

Net loss	$(302,119)	$(19,430)	$(386,970)	$(115,694)

Net loss per share, basic and diluted(1)	$(7.56)	$(.52)	$(9.95)	$(3.22)

Weighted average shares outstanding	39,983,569	37,550,357	39,324,074	37,121,573

(1)
Net loss per share is increased for preference shares' accretion totaling $0 for the three-month periods ended September 30, 2000 and 1999, and $4,320 and $3,862 for the nine-month periods ended September 30, 2000 and 1999, respectively.

See notes to condensed consolidated financial statements.

GST Telecommunications, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
Operations:
Net loss	$(386,970)	$(115,694)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	70,019	56,990
Accretion and accrual of interest	32,798	53,832
Non-cash stock compensation and other expense	224	1,662
(Gain) loss on disposal of assets	(1,411)	3,430
Gain on sale of investments	(42,349)	—
Loss on impairment of assets	260,827	—
Changes in non-cash operating working capital:
Accounts receivable, net	950	(39,395)
Construction contracts receivable	(3,728)	281
Prepaid, other current and other assets, net	(7,310)	(14,318)
Accounts payable and accrued liabilities, prior to reorganization	(4,453)	32,328
Post-petition accounts payable and accrued liabilities	50,861	—
Pre-petition accounts payable and accrued liabilities, authorized by the court	(3,537)	—
Deferred revenue	2,409	8,584
Deferred revenue from construction contracts	25,460	—

Cash used in operations	(6,210)	(12,300)

Investments:
Proceeds from sale of investments	56,580	—
Purchase of property and equipment	(80,643)	(215,323)
Proceeds from sale of assets	5,966	1,500
Purchase of other assets	—	(333)
Change in investments restricted for the purchase of property and equipment	6,338	173,148

Cash used in investing activities	(11,759)	(41,008)

Financing:
Proceeds from long-term debt	2,311	1,782
Principal payments on long-term debt and capital leases, prior to reorganization	(13,915)	(13,312)
Issuance of common shares, net of issuance costs	1,273	8,357
Deferred debt financing costs	(1,135)	—
Change in investments restricted to finance interest payments	17,192	15,615

Cash provided by financing activities	5,726	12,442

Decrease in cash and cash equivalents	(12,243)	(40,866)
Cash and cash equivalents, beginning of period	42,983	86,070

Cash and cash equivalents, end of period	$30,740	$45,204

See notes to condensed consolidated financial statements.

GST TELECOMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

1. BANKRUPTCY PROCEEDINGS

    On May 17, 2000, GST Telecommunications, Inc. ("GST" or the "Company"), and its subsidiaries filed voluntary petitions for protection from creditors under Chapter 11 of the United States Bankruptcy Code in the District of Delaware ("Bankruptcy Code"). The Company and its subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

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

    On May 11, 2000, we obtained a commitment letter from Heller Financial, Inc. ("Heller") which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50,000 and the potential for up to an additional $75,000 in cash. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30,000 of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders, upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40,000 of the $50,000 in financing mentioned above. Based upon current unencumbered assets, the additional $10,000 is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility, or sought bondholder consent.

    On June 13, 2000, we opened the bidding procedures with the approval of the Bankruptcy Court in an auction format for substantially all of our assets. After an extension of the original bid and auction dates, qualified buyers were required to submit their bids as of August 11, 2000. On September 11, 2000, the Company and Time Warner Telecom Inc. executed a definitive asset purchase agreement which provides for the purchase of substantially all of the Company's assets, excluding certain assets in Hawaii and certain non-core businesses, for $690,000. On September 21, 2000, the Bankruptcy Court approved the definitive asset purchase agreement between the Company and Time Warner Telecom Inc. Closing of the sale is anticipated in the last quarter of 2000, or first quarter of 2001, subject to regulatory approvals and other customary terms and conditions. In addition, the Company is seeking purchasers for certain of its remaining assets.

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

2. BASIS OF PRESENTATION

    The accompanying condensed, consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and

Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The statements also include an impairment of assets charge (see "Note 13"). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 1999, as included in the Company's annual report on Form 10-K.

3. LIABILITIES SUBJECT TO COMPROMISE

    As of September 30, 2000, liabilities subject to compromise consist of the following:

Trade payables	$43,837
Accrued liabilities	18,495
Current portion, long-term debt	20,030
Current portion, capital lease obligations	4,331
Long-term debt, less current portion	1,155,990
Capital lease obligations, less current portion	13,767
Long-term interest payable	52,007
Other long-term liabilities	14,185

Total	$1,322,642

4. BASIC AND DILUTED NET LOSS PER SHARE

    For the three- and nine-month periods ended September 30, 2000 and 1999, common stock equivalents were antidilutive and were not included in diluted weighted average shares outstanding. If the Company had reported net income for the periods presented, the weighted average number of common equivalent shares used to determine diluted net loss per share would have increased by 39,911 and 699,406 for the three- and nine-month periods ended September 30, 2000, respectively, compared to 14,693,507 and 15,122,291 for the three- and nine-month periods ended September 30, 1999.

5. SHAREHOLDERS' EQUITY

    Shares issued and outstanding are as follows:

	September 30, 2000	December 31, 1999
Common shares, no par value	40,023,480	37,734,507

6. REORGANIZATION EXPENSES

    For the three- and nine-month periods ended September 30, 2000, reorganization expenses totaled $8,179 and $12,777, respectively. This consisted of $3,543 and $6,107 for professional expenses, and $4,066 and $6,100 for a retention bonus accrual, and $570 and $0 in other reorganization expenses for the three-and nine-months ended September 30, 2000, respectively. The retention bonus accrual is pursuant to a Bankruptcy Court-approved plan to retain our employees through the bankruptcy process. For the three- and nine-months ended September 30, 2000, cash expended for reorganization costs totaled $3,355, consisting of $206 for professional expenses and $3,149 for retention bonuses. At September 30, 2000, we had accrued $3,860 for professional expenses, $2,951 related to the retention bonus plan, and $570 for other reorganization expenses.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

    The Company accounts for comprehensive income under Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The change in the Company's accumulated other comprehensive income is as follows:

	September 30, 2000	December 31, 1999
Balance, beginning of period	$44,550	$36,675
Change in unrealized gain on available-for-sale investment sold during the period	(44,550)	7,875

Balance, end of period	$—	$44,550

    The balance as of September 30, 2000, is $0 because the Company sold its investment in Global Light Telecommunications, Inc. during the three-months ended March 31, 2000 (see "Note 11").

8. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2000	1999
Supplemental disclosure of cash flow information:
Pre-petition cash paid for interest	$22,808	$27,143
Post-petition cash paid for interest	228	—
Supplemental schedule of non-cash investing and financing activities:
Disposition of subsidiary:
Assets	(4,182)	2,579
Liabilities	(266)	(216)
Amounts in accounts payable and accrued liabilities for the purchase of fixed assets at end of period	—	28,560
Assets acquired through capital leases	—	1,590
Conversion of debt to equity	15,772	774
Long-term debt and capital leases reclassified to "Liabilities subject to compromise"	1,194,118	—

9. CAPITALIZATION OF INTEREST

    The Company capitalized interest of $0 and $8,488 as a part of property and equipment for the three-and nine-month periods ended September 30, 2000, respectively, compared to $9,884 and $29,001 for the three- and nine-month periods ended September 30, 1999, respectively.

10. ACCRUED SEVERANCE

    In the fourth quarter of 1998, the Company accrued $1,113 in severance-related costs. The following table details activity related to the severance accrual.

Accrual at December 31, 1998	$1,113
Payments	(737)
Adjustments	(61)

Accrual at September 30, 2000	$315

11. SALE OF GLOBAL INVESTMENT

    In a series of transactions during the three-months ended March 31, 2000, the Company sold its investment in Global Light Telecommunications, Inc. ("Global"). The Company was accounting for the investment as available-for-sale under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The after-tax net gain as a result of these transactions was $42,349.

12. DEBT SERVICE REQUIREMENTS

    At September 30, 2000, the Company had $1,194,118 of indebtedness outstanding along with $74,008 of mandatorily redeemable preference shares. As a result of filing for protection under bankruptcy law, the Company is not permitted to make any payments of the debt service requirements with the exception of certain capital lease obligations. All of these obligations are subject to discharge in bankruptcy upon the completion of all proceedings.

13. IMPAIRMENT OF ASSETS

    As a result of entering into the definitive asset purchase agreement with Time Warner Telecom Inc. in the amount of $690,000 and anticipated proceeds from the sale or sales of all remaining assets, the Company recorded an impairment charge, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," of $260,800 during the three-months ended September 30, 2000.

14. ADOPTION OF NEW ACCOUNTING STANDARDS

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

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues: a) the definition of employee for purposes of applying Opinion 25, b) the criteria for determining whether a plan qualifies as a noncompensatory plan, c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000. The adoption of this Interpretation has not had a material effect on our financial position or on the results of operations.

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

The chief decision-maker does, however, monitor revenue streams consolidated at a more detailed level than those depicted in our historical general purpose financial statements. The following table presents revenues by service type (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Local service	$21,682	$17,822	$62,872	$52,763
Long distance services(1)	11,724	16,648	39,169	52,639
Data services	7,460	5,349	21,764	14,757
Internet services	1,434	2,335	4,057	7,379
Long-haul services(2)	9,922	7,856	31,255	20,799
Product	—	1,345	205	3,577
Other	311	411	1,106	2,029
Construction and facility sales	11,965	53,692	24,563	98,979

Total revenues	$64,498	$105,458	$184,991	$252,922

(1)
Long distance services represents revenue from toll charge calls outside the customers local calling area.

(2)
Long-haul services represents revenue from point-to-point line services.

Recent Developments

    On May 17, 2000, GST and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. We are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

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

    On May 11, 2000, we obtained a commitment letter from Heller Financial, Inc. ("Heller") which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50.0 million and the potential for up to an additional $75.0 million in cash. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30.0 million of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders, upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40.0 million of the $50.0 million in financing mentioned above. Based upon the current unencumbered assets, the additional $10.0 million is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility, or sought bondholder consent.

    On June 13, 2000, we opened the bidding procedures with the approval of the Bankruptcy Court in an auction format for substantially all of our assets. After an extension of the original bid and auction dates, qualified buyers were required to submit their bids as of August 11, 2000. On September 11, 2000, the Company and Time Warner Telecom Inc. executed a definitive asset purchase agreement which provides for the purchase of substantially all of the Company's assets, excluding certain assets in Hawaii and certain non-core businesses for $690.0 million. On September 21, 2000 the Bankruptcy Court approved the definitive asset purchase agreement between the Company and Time Warner Telecom Inc. Closing of the sale is anticipated in the last quarter of 2000, or first quarter of 2001, subject to regulatory approvals and other customary terms and conditions. In addition, the Company is seeking purchasers for certain of its remaining assets.

    On July 26, 2000, the Bankruptcy Court approved the modification of existing construction and capacity contracts between us and 360networks, Level (3) Communications ("Level (3)"), and Williams Communications ("Williams"). We agreed to assume certain of our contracts with the three companies within the meaning of the Bankruptcy Code and to make other commitments, in return for which 360networks, Level (3), and Williams agreed to various changes in their relationships with us. The commitments by 360networks, Level (3), and Williams resulted in the acceleration of cash paid to us for our provision of conduits or fiber to the three companies and reduced the near-term cash paid by us for certain construction obligations, resulting in a net cash flow benefit of approximately $26.0 million, of which approximately $20.0 million had been realized as of September 30, 2000. These modifications, in addition to the Heller credit facility, should enable us to finance our operations pending disposition of our assets.

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

Results of Operations

    Revenues.  Total revenue for the three- and nine-month periods ended September 30, 2000, decreased $41.0 million, or 38.8%, and $67.9 million, or 26.9%, respectively, to $64.5 million from $105.5 million and $185.0 million from $252.9 million, respectively, for the three-and nine-month periods ended September 30, 1999.

    Telecommunications and other services revenues for the three- and nine-month periods ended September 30, 2000, increased $2.1 million, or 4.2%, and $9.8 million, or 6.6%, respectively, to $52.5 million from $50.4 million, and $160.2 million from $150.4 million, respectively, for the three- and nine-month periods ended September 30, 1999. The increase in telecommunications and other services revenues resulted from increased local, data and long-haul services, and from an increase in reciprocal compensation. We bundle these products to provide better access and services to our customers. Reciprocal compensation, which we recognize based on interconnection agreements and other agreements with ILECs, totaled $4.5 million and $13.4 million for the three- and nine-month periods ended September 30, 2000, compared to $3.0 million and $5.2 million, respectively, for the three- and nine-month periods ended September 30, 1999. These increases were partially offset by decreases in long distance and internet revenues.

    Construction, facility sales and other revenue for all periods presented is primarily derived from three contracts to sell or lease fiber and conduit systems throughout California and the Pacific Northwest. The bulk of the revenue for these contracts was recognized in 1999. As a result, construction, facility sales and other revenue for the three- and nine-month periods ended September 30, 2000, decreased $41.7 million and $74.4 million, respectively, to $12.0 million from $53.7 million and $24.6 million from $99.0 million, respectively, for the three- and nine-month periods ended September 30, 1999. Because fiber and conduit systems are a limited resource and because non-recurring transactions significantly impact construction, facility sales and other revenue, we anticipate that such revenues will continue to fluctuate in the future. In addition, the adoption of FIN 43 will impact the amounts of revenue related to lease transactions (see "Note 14 in Item 1").

    Product revenue for the three- and nine-month periods ended September 30, 2000 decreased to $0 and $.2 million from $1.3 million and $3.6 million, respectively, in the three- and nine-month periods ended September 30, 1999. The decrease in product revenue was due to the divestitures of Texas-based Action Telecom, Inc.'s ("Action Telecom") product sales division relating to long distance interconnection equipment in October 1999, and Action Telecom's product sales division relating to Network Analysis Management Systems ("NAMS") in March 2000.

    Operating Expenses.  Total operating expenses for the three-month period ended September 30, 2000, increased $230.5 million, or 181.8%, to $357.3 million from $126.8 million for the three-month period ended September 30, 1999. Total operating expenses for the nine-month period ended September 30, 2000, increased $237.6 million, or 74.4%, to $557.0 million from $319.5 million for the nine-month period ended September 30, 1999.

    Network expenses, which include direct local and long distance circuit costs, were 53.5% and 59.0%, respectively of telecommunications services revenues for the three- and nine-month periods ended September 30, 2000, compared to 64.0% and 64.4% for the comparable periods in the previous year. The decrease in network expenses as a percentage of revenue resulted from an increase in revenues for traffic carried on our network as a percentage of total telecommunications services revenues.

    Facilities administration and maintenance expenses for the three- and nine-month periods ended September 30, 2000, were 13.4% and 12.0%, respectively, of telecommunications services revenues compared to 10.6% and 9.8%, respectively, of telecommunications services revenues for the three- and nine-month periods ended September 30, 1999. The increase is attributable to: 1) a decrease in capitalized labor and overhead and 2) an increase in cable locate services.

    Cost of construction revenues for the three- and nine-month periods ended September 30, 2000, were $8.1 million and $16.6 million, respectively, a decrease of $29.1 million and $46.5 million over the comparable periods in the previous year. The decrease corresponded to the decrease in construction, facility sales and other revenue. For the three- and nine-month periods ended September 30, 2000, cost of construction revenues was 67.7% and 67.5% of construction revenues, compared to 69.3% and 63.7% for the three- and nine-month periods ended September 30, 1999.

    Cost of product revenues for the three- and nine-month periods ended September 30, 2000, were $0 and $.3 million, respectively, a decrease of $.7 million and $1.7 million, respectively, over the three- and nine-month periods ended September 30, 1999. The decrease in cost of product revenues relates to the divestiture of the NAMS product division.

    Selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2000, decreased $2.0 million, or 6.2%, and increased $6.8 million, or 7.5%, respectively, to $30.6 million from $32.6 million and $97.4 million from $90.6 million, respectively for the three- and nine-month periods ended September 30, 1999. The decrease for the three-month period is primarily related to: 1) a decrease in payroll expenses related to a decrease in the number of employees; 2) a decrease in bonuses related to our variable incentive plan; and 3) a decrease in litigation costs. Such decrease was partially offset by an accrual of $5.8 million related to settlements and likely settlements of disputed items raised in the course of the banktruptcy. The increase for the nine-month period was primarily related to: 1) an increase in severance related to a reduction in workforce; 2) an increase in property taxes; and 3) a $5.8 million accrual related to settlements and likely settlements of disputed items raised in the course of the bankruptcy. Such increase was partially offset by a decrease in litigation costs. As a percentage of total revenue, selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2000 were 48.3% and 52.9%, respectively, compared to 31.0% and 35.8% for the comparable periods in the previous year.

    Depreciation and amortization for the three- and nine- month periods ended September 30, 2000, increased $3.4 million, or 18.2%, and $15.3 million, or 29.2%, respectively, as compared to the three- and nine-month periods ended September 30, 1999. The increase is attributable to newly-constructed networks and related equipment being placed into service and to the amortization of intangible assets related to our acquisitions. Depreciation and amortization expense was 34.2% and 36.5% of total revenue for the three- and nine-month periods ended September 30, 2000, compared to 17.7% and 20.7%, respectively, for the comparable three- and nine-month periods ended September 30, 1999.

    As a result of entering into the definitive asset purchase agreement with Time Warner Telecom Inc. in the amount of $690.0 million and anticipated proceeds from the sale or sales of all remaining assets, we recorded an impairment charge, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," of $260.8 million during the three-months ended September 30, 2000 (see "Note 13 in Item 1").

    Other Expenses/Income.  For the three- and nine-month periods ended September 30, 2000, we recorded net other expense of $1.7 million and $2.7 million, respectively, compared to net other income of $1.9 million and net other expense of $49.1 million for the three- and nine-month periods ended September 30, 1999, respectively. For the nine-month period ended September 30, 2000, net other expense includes a $42.3 million net gain resulting from the sale of 3.6 million shares of common stock in Global Light Telecommunications, Inc. (the "Global Sale"). For the three- and nine-month periods ending September 30, 1999, we realized a net gain of $28.0 million from the settlement of various lawsuits (the "Global Settlement"). Excluding such transactions, net other expense would have decreased $24.3 million for the three-month period ended September 30, 2000, as compared to the three-month period ended September 30, 1999. Excluding such transactions, net other expense would have decreased $32.1 million for the nine-month period ended September 30, 2000, as compared to the nine-month period ended September 30, 1999. Such decrease was related to a decrease in interest expense that resulted from our Chapter 11 filing. Under Chapter 11, all of our debt was reclassified to liabilities subject to compromise and we are no longer recording interest expense on such debt, with the exception of certain capital leases.

    Reorganization Expenses.  For the three- and nine-month periods ended September 30, 2000, reorganization expenses totaled $8.2 million and $12.8 million, respectively. This consisted of $3.5 million and $6.1 million for professional expenses, $4.1 million and $6.1 million for a retention bonus accrual, and $.6 million and $0 in other reorganization expenses for the three- and nine-months ended September 30, 2000, respectively. The retention bonus accrual is pursuant to a Bankruptcy Court-approved plan to retain our employees during the bankruptcy process. For the three- and nine-months ended September 30, 2000, cash expended for reorganization costs totaled $3.4 million, consisting of $.2 million for professional expenses and $3.1 million for retention bonuses. At September 30, 2000, we had accrued $3.9 million for professional expenses, $3.0 million related to the retention bonus plan, and $.6 million for other reorganization expenses.

    Net Loss.  Net loss for the three-month period ended September 30, 2000, increased $282.7 million to $302.1 million from $19.4 million for the three-month period ended September 30, 1999. Net loss for the nine-month period ended September 30, 2000, increased $271.3 million to $387.0 million from $115.7 million for the nine-month period ended September 30, 1999. Excluding the $260.8 million impairment of assets charge recorded in the three-months ended September 30, 2000, and the $28.0 million gain in the Global Settlement recorded in the three-months ended September 30, 1999, the net loss would have been $37.0 million for the three-months ended September 30, 2000, compared to a loss of $39.1 million for the three-months ended September 30, 1999. Excluding the $260.8 million impairment of assets charge and $42.3 million gain on the Global Sale recorded in the nine-months ended September 30, 2000, and the $28.0 million gain on the Global Settlement recorded in the three-months ended September 30, 1999, the net loss would have been $168.4 million for the nine-months ended September 30, 2000, compared to a loss of $143.7 million for the nine-months ended September 30, 1999.

Liquidity and Capital Resources

    We have incurred significant operating and net losses as a result of the development and operation of our networks. As a result of this, we have filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. We expect that our operating losses will continue as we operate as a debtor-in-possession under bankruptcy law. Cash provided by our operations may not be sufficient to fund the continuation of daily operations of the business through the conclusion of the bankruptcy process.

    At September 30, 2000, we had approximately $1,194.1 million of indebtedness outstanding and $74.0 million of 11.875% mandatorily redeemable preference shares. As a result of filing for protection under bankruptcy law, we will not be able to make any of our debt service requirements that are outstanding as of May 17, 2000 with the exception of certain capital lease obligations. We have significant debt service obligations, most of which will not be met under bankruptcy law. These amounts are principal and interest payments of approximately $33.7 million, $113.3 million, $110.5 million, $153.7 million and $168.5 million in the remainder of 2000 and in 2001, 2002, 2003 and 2004, respectively. All of these amounts may be discharged in bankruptcy, subject to distribution of proceeds from the sale of our assets. There can be no assurance that any amounts owed to unsecured creditors will be paid.

    At September 30, 2000, we had cash and cash equivalents of approximately $30.7 million. On May 11, 2000, we obtained a commitment letter from Heller Financial, Inc. ("Heller") which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50.0 million and the potential for up to an additional $75.0 million in cash. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30.0 million of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40.0 million of the $50.0 million in financing mentioned above. Based upon current unencumbered assets, the additional $10.0 million is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility, or sought bondholder consent.

    On July 26, 2000, the Bankruptcy Court approved the modification of existing construction and capacity contracts between the Company and 360networks, Level (3), and Williams. We agreed to assume certain of our contracts with the three companies within the meaning of the Bankruptcy Code and to make other commitments, in return for which 360networks, Level (3), and Williams agreed to various changes in their relationships with us. The commitments by 360networks, Level (3), and Williams resulted in the acceleration of cash paid to us for our provision of conduits or fiber to the three companies and reduced the near-term cash paid by us for certain construction obligations, resulting in a net cash flow benefit of approximately $26.0 million, of which approximately $20.0 million had been realized as of September 30, 2000. These modifications, in addition to the Heller credit facility, should enable us to finance our operations from September 30, 2000 through the disposition of our assets.

    If a sale of our assets to Time Warner Telecom Inc. is not completed, we will either reorganize our operations or liquidate the affected assets. To the degree we are unable to sell our remaining assets, the unsold assets will be liquidated. The extent of additional financing will depend on, among other things, the outcome of our bankruptcy proceedings. In the event that our plans or assumptions change or prove to be inaccurate, we incur significant unexpected expenses, or our cash resources, together with borrowings under the current financing arrangements, prove to be insufficient to fund operations, we may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated).

    Our net cash used in operating activities was $6.2 million and $12.3 million for the nine-months ended September 30, 2000 and 1999, respectively, and net cash used in investing activities was $11.8 million and $41.0 million for the nine-months ended September 30, 2000 and 1999, respectively. For the nine-months ended September 30, 2000, net cash used in investing activities included $56.6 million of proceeds from the Global Sale and $6.3 million from the sale of restricted investments. For the nine- months ended September 30, 1999, net cash used in investing activities included $173.1 million from the sale of restricted investments. Excluding such proceeds and transfers, net cash used in investing activities would have decreased $80.6 million for the nine-months ended September 30, 2000, as compared with the nine-months ended September 30, 1999. Net cash provided by financing activities from borrowings and equity issuances to fund capital expenditures, acquisitions and operating losses was $5.7 million and $12.4 million for the nine-months ended September 30, 2000 and 1999, respectively.

    Capital expenditures for the nine-months ended September 30, 2000 and 1999, were $79.4 million and $222.0 million, respectively, including $8.5 million and $25.9 million of capitalized interest. Capital expenditures between September 30, 2000 and the close of sale of assets to Time Warner Telecom Inc. are expected to be approximately $20.1 million.

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

	Expected Maturity
	2000	2001	2002	2003	2004	Thereafter	Total		Market Value at September 30, 2000
	(In thousands of dollars)
Long-term Debt:
Fixed rate						$1,097,906 (1)	$1,097,906	(1)	$618,316	(2)
Average interest rate						12.275%
Variable rate	$9,829	$20,021	$20,834	$21,740	$11,951	$5,172	$89,547
Average interest rate (LIBOR plus)	3.25%	3.28%	3.34%	3.35%	3.22%	3.17%
Capital Leases:
Fixed rate	$2,315	$3,206	$1,847	$1,840	$1,974	$7,199	$18,381
Average interest rate	11.89%	11.89%	11.89%	11.89%	11.89%	11.89%
Redeemable Preferred Stock:
Fixed rate						$112,000	$112,000
Average interest rate						11.88%

(1)
Includes $155,433 of unaccreted discount. Excludes $144,000 in long-term debt related to the Company's 12.75% Senior Subordinated Accrual Notes (the "Accrual Notes") for which no market quotes were available as of September 30, 2000.

(2)
Based on quoted market prices at September 30, 2000. Excludes market value for the Accrual Notes for which no market quotes were available as of September 30, 2000.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Reference is made to the discussion of "Sheifelbein v. GST, et al." in Item 3 of our annual report on Form 10-K for the year ended December 31, 1999, in which we disclosed that, on October 21, 1999, the first of several putative securities class action lawsuits was filed against GST, certain former officers and directors and, in the Sheifelbein lawsuit, Global Light Telecommunications, Inc.

    On April 28, 2000, GST and the other defendants filed motions to dismiss the consolidated lawsuits.

    On October 20, 2000, the Court ruled upon the motions of all defendants other than GST (against whom the action is stayed) and dismissed the complaint without leave to amend. The Company believes that the opinion issued by the Court would apply to any claims asserted against GST were the claims against GST to proceed in the future. No appeal has yet been taken by the plaintiffs from the October 20, 2000 ruling of the Court. The Company is currently unable to state whether the plaintiffs will elect to further pursue their claims in this matter.

    Pursuant to Section 362 of the United States Bankruptcy Code, all pending litigation against GST and its subsidiaries is subject to an automatic stay.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

2	(a)	Asset Purchase Agreement by and among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and other parties identified therein, dated September 11, 2000, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated September 12, 2000.
27		Financial Data Schedule (filed herewith)

  (b)
  Reports on Form 8-K

Reference is made to the report on Form 8-K filed on September 12, 2000, on which we reported the following:

    On September 11, 2000, the Company and Time Warner Telecom Inc. executed a definitive asset purchase agreement which provides for the purchase of substantially all of the Company's assets, excluding certain assets in Hawaii and certain non-core businesses for $690 million.

Reference is made to the report on Form 8-K filed on October 4, 2000, on which we reported the following:

    On September 21, 2000, the Company announced the U.S. District Court for the District of Delaware approved the definitive asset purchase agreement between the Company and Time Warner Telecom Inc. Closing of the purchase is subject to regulatory approvals and other customary terms and conditions.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date: November 14, 2000	GST TELECOMMUNICATIONS, INC. (Registrant)
/s/ DONALD A. BLOODWORTH Donald A. Bloodworth, (Senior Vice President and Chief Financial Officer)

QuickLinks

GST TELECOMMUNICATIONS, INC. INDEX
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
  Overview
  Recent Developments
  Results of Operations
  Liquidity and Capital Resources
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES